Form 10-Q
period 2007-06-30
Vaughan Foods, Inc.
filed 2007-08-10
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______to

Commission file number 001-33446

VAUGHAN FOODS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1342046
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

216 N.E. 12th Street, Moore, OK	73160
(Address of principal executive offices)	(Zip Code)
(405) 794-2530
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

Number of shares outstanding of the registrant’s common stock, as of August 7, 2007:

Class	Shares Outstanding

Common Stock, $0.001 par value per share	4,623,077

VAUGHAN FOODS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2007
INDEX

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS.

VAUGHAN FOODS, INC.
Consolidated Balance Sheets
June 30, 2007 and December 31, 2006

	June 30, 2007	December 31, 2006

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$471,525	$868,377
Accounts receivable, net of allowance for doubtful accounts of $94,270 at June 30, 2007 and $65,045 at December 31, 2006	6,573,224	3,414,843
Accounts receivable, related party	—	144,243
Inventories	2,452,663	631,674
Prepaid expenses and other assets	163,612	79,793
Bridge loan asset, net of amortization	—	562,500
Deferred tax assets	23,727	24,717

Total current assets	9,684,751	5,726,147

Restricted assets:
Cash	277	270
Investments	813,959	597,181
Certificate of deposit	250,000	250,000

Total restricted assets	1,064,236	847,451

Property and equipment, net	16,602,506	13,102,988

Other assets:
Assets held for sale	—	40,000
Loan origination fees, net of amortization	390,458	516,410
Intangible assets	865,461	—
Deferred tax assets, noncurrent	148,994	202,119
Deferred cost of public offering	1,062,428	566,955

Total other assets	2,467,341	1,325,484

Total assets	$29,818,834	$21,002,070

Liabilities and Stockholders’ Equity (Deficiency)
Current liabilities:
Accounts payable	$7,039,282	$4,221,635
Amounts payable to former owners of Allison’s Gourmet Kitchens	1,500,000	—
Accounts payable, related party	—	69,502
Disbursements in transit	373,095	—
Line of credit	2,726,578	2,726,578
Short-term borrowings	3,000,000	3,000,000
Bridge funding liability	1,125,000	1,125,000
Note payable to former owners of Allison’s Gourmet Kitchens	1,000,000	—
Accrued liabilities	2,174,297	1,011,985
Current portion of long-term debt	932,745	606,885
Current portion of capital lease obligation	181,052	172,370
Amounts payable to former owners of Wild About Food	500,000	—

Total current liabilities	20,552,049	12,933,955

Long term liabilities:
Long-term debt, net of current portion	9,902,443	8,187,067
Capital lease obligation, net of current portion	393,868	479,618
Amounts payable to former owners of Wild About Food, net of current portion	126,780	—

Total long-term liabilities	10,423,091	8,666,685

Stockholders’ equity (deficiency):
Common stock, $0.001 par value; authorized 50,000,000 shares; 2,300,000 shares issued and outstanding at December 31, 2006 and June 30, 2007	2,300	2,300
Preferred stock, $0.001 par value; authorized 5,000,000 shares; 0 shares issued and outstanding at December 31, 2006 and June 30, 2007	—	—
Paid in Capital	413,693	413,693
Member Capital (deficit)	(28,748)	(22,921)
Retained Earnings (deficit)	(1,543,551)	(991,642)

Total stockholders’ equity (deficiency)	(1,156,306)	(598,570)

Total liabilities and stockholders’ equity (deficiency)	$29,818,834	$21,002,070

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Unaudited Consolidated Statements of Operations
For the Three Months and Six Months Ended June 30, 2007 and 2006

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(unaudited)

Net sales	$13,945,725	$13,820,293	$26,478,941	$26,317,960
Cost of sales	12,858,724	13,677,419	24,005,232	24,486,599

Gross profit	1,087,001	142,874	2,473,709	1,831,361

Selling, general and administrative expenses	969,755	1,177,009	1,803,200	2,206,912

Operating income (loss)	117,246	(1,034,135)	670,509	(375,551)

Rent income	124,624	83,850	219,805	166,425
Interest expense	(777,932)	(253,333)	(1,396,967)	(516,387)
Loss on sale of asset	(21,486)	—	(21,486)	—
Interest and other income	13,543	16,139	24,518	28,314

Other income and expense, net	(661,251)	(153,344)	(1,174,130)	(321,648)

(Loss) before income taxes	(544,005)	(1,187,479)	(503,621)	(697,199)

Income tax expense (benefit)	(97,633)	(486,651)	54,115	(248,797)

Net (loss)	$(446,372)	$(700,828)	$(557,736)	$(448,402)

Weighted average shares outstanding - basic and diluted	2,300,000	2,300,000	2,300,000	2,300,000

Net income (loss) per share - basic and diluted	$(0.19)	$(0.30)	$(0.24)	$(0.19)

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Unaudited Consolidated Statements of Stockholders’ Equity
For the Year Ended December 31, 2006 and Six Months Ended June 30, 2007

						Total Stockholders’ Equity (Deficiency)
	Common Stock		Paid in Capital	Member Capital (Deficit)	Retained Earnings (Deficit)

	Shares issued	Amount

Balance at January 1, 2006	2,300,000	$2,300	$413,693	$(12,839)	$202,784	$605,938

Net income (loss)		—	—	(10,082)	(1,194,426)	(1,204,508)

Balance at December 31, 2006	2,300,000	2,300	413,693	(22,921)	(991,642)	(598,570)

Net income (loss) (unaudited)		—	—	(5,827)	(551,909)	(557,736)

Balance at June 30, 2007 (unaudited)	2,300,000	$2,300	$413,693	$(28,748)	$(1,543,551)	$(1,156,306)

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2007 and 2006

	Six Months Ended June 30,

	2007	2006

	(unaudited)
Cash flows from operating activities:
Net (loss)	$(557,736)	$(448,402)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,235,912	547,158
Provision for bad debts	(2,605)	—
Loss on sale of asset	21,486	—
Deferred income taxes	54,115	(262,818)
Changes in operating assets and liabilities:
Accounts receivable	(746,933)	(1,467,277)
Accounts receivable - related party	(210,085)	33,585
Inventories	(96,049)	3,919
Prepaid expenses and other assets	(58,775)	(81,368)
Disbursements in transit	—	83,859
Accounts payable	776,225	1,958,063
Accounts payable, related party	(32,703)	—
Accrued liabilities	630,346	207,051

Net cash provided by operating activities	1,013,198	573,770

Cash flows from investing activities:
Cash paid for property and equipment	(685,326)	(2,016,618)
Restricted assets	(216,785)	(118,681)
Proceeds from sale of assets	18,514	—
Distributions from restricted assets	—	1,449,763
Cash acquired in acquisition	222,411	—

Net cash (used in) investing activities	(661,186)	(685,536)

Cash flows from financing activities:
Cash paid for deferred public offering expense	(495,473)	—
Proceeds from long-term debt	—	90,140
Proceeds from line of credit	—	500,000
Repayment of long-term debt and capital leases	(253,391)	(440,473)

Net cash provided by (used in) financing activities	(748,864)	149,667

Net increase (decrease) in cash and cash equivalents	(396,852)	37,901

Cash and cash equivalents at beginning of period	868,377	36,163

Cash and cash equivalents at end of period	$471,525	$74,064

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of capitalized interest	$307,758	$494,554

Supplemental disclosures of noncash financing and investing activities:
Fair value of assets acquired and liabilities assumed in acquisition:
Accounts receivable	$2,054,514	$—
Inventories	1,724,940	—
Prepaids	25,044	—
Property and equipment	3,354,543
Intangible assets	872,569	—

Total assets acquired	$8,031,610	$—

Accounts payable and accrued expenses	$3,770,987	$—
Long-term debt and capital leases	1,983,034	—

Total liabilities assumed	$5,754,021	$—

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2007 and 2006

(1)	Nature of Operations

Vaughan Foods, Inc. (the “Company”) is an Oklahoma-based specialty food processor serving customers in a multi-state region. The Company and its subsidiaries operate from manufacturing facilities in Moore, Oklahoma and Fort Worth, Texas.

(2)	Summary of Significant Accounting Policies

(a) Basis of Reporting

The accompanying financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s S-1 Registration Statement (Amendment No. 10).

This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management which is responsible for the integrity and objectivity of the consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and of Cimarron Holdings, LLC (“Cimarron”). Cimarron is owned by the two individual stockholders of the Company prior to the initial public offering. Cimarron owns an airplane that is used by Company management. The Company is paying the debt service payments on the liability associated with the airplane, as well as all costs of maintenance and operations. Because the Company is the primary beneficiary of Cimarron, it is considered a variable interest entity subject to FIN 46R, and has been consolidated by the Company in its consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. See Note 20 to the consolidated financial statements.

On June 30, 2007, the Company acquired 100 percent of Allison’s Gourmet Kitchens, LP (“Allison’s”) and its wholly-owned subsidiary, Wild About Food - Oklahoma, a Texas Limited Liability Company (“Wild”). The accompanying consolidated balance sheet as of June 30, 2007 includes the accounts of Allison’s and Wild. All intercompany balances have been eliminated in consolidation.

(c) Unaudited Interim Financial Information

The financial information herein is unaudited; however, such information reflects solely normal recurring adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results of the interim period are not necessarily indicative of the amounts that will be reported for the entire year.

(d) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers investments with maturities of three months or less at date of purchase to be cash equivalents.

(e) Accounts Receivable and Credit Policies

Trade accounts receivable are customer obligations due under normal trade terms generally requiring payment within 15 to 21 days from the invoice date. Receivables are recorded based on the amounts invoiced to customers. Interest and delinquency fees are not generally assessed and, if they are assessed, are not included in income or trade accounts receivable until realized in cash. Discounts allowed for early payment, if any, are charged against income when the payment is received. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by an allowance for doubtful accounts that reflects management’s best estimate of the amounts that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on historical collection trends and an assessment of the creditworthiness of current customers. The adequacy of the valuation allowance is evaluated periodically through an individual assessment of potential losses on customer accounts giving particular emphasis to accounts with invoices unpaid more than 60 days past the due date. Balances still outstanding after management has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to trade accounts receivable. Recoveries on accounts previously written off are credited to the valuation allowance.

A lien exists on certain receivables related to fresh produce under the Perishable Agricultural Commodities Act of 1930, which partially subordinates the lien placed by the line of credit.

(f) Inventories

Inventories consist principally of food products and are stated at the lower of average cost (which approximates first-in, first-out) or market. Costs included in inventory consist of materials, packaging supplies, and labor. General and administrative costs are not charged to inventory.

(g) Property and Equipment

Property and equipment are recorded at cost. Equipment acquired under capital leases is recorded at the present value of the future minimum lease payments, and amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in other income and expense.

Depreciation, including assets acquired under capital leases, is provided using the straight-line method over the following estimated useful lives:

Plant and improvements	15 - 40 years

Machinery and equipment	5 - 15 years

Transportation equipment	3 - 10 years

Office equipment	5 - 7 years

(h) Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(i) Revenue Recognition

The Company recognizes revenue, net of related sales discounts and allowances, when persuasive evidence of an arrangement exists (such as a customer purchase order), delivery has occurred, our price to the customer has been fixed or is determinable, and collectibility is reasonably assured. Revenues also include those amounts related to shipping and handling. Shipping and handling expenses are included in cost of sales. Consideration from the Company to a customer is presumed to be a reduction to the selling price of the Company’s products and accordingly, is characterized as a reduction of sales when recognized in the Company’s consolidated statements of operations. As a result, certain promotional expenses are recorded as a reduction of net sales, at the time in which the sale is recognized.

(j) Accounting for Rebates

The Company establishes liabilities for rebates to customers based on specific programs, expected usage and historical experience.

(k) Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(l) Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options) were issued during the period. Diluted EPS is not presented if the effect of the incremental shares is anti-dilutive. The Company has agreed to issue shares of common stock in connection with its short-term borrowing when any initial public offering is consummated. The details of this agreement are described in Note 8. The Company has not included these shares in diluted earnings per share due to the Company’s net loss for the period, the effects of inclusion would be anti-dilutive.

(m) Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An estimate for the value of intangible assets related to customer relationships was calculated by discounting projected earnings to the date of acquisition and recognized to the extent of the contingent liability of the excess purchase price.

(n) Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are measured at cost which approximates fair value because of the short-term nature of these instruments. The carrying amount of the Company’s borrowings under the line of credit and long-term debt approximates fair value because the interest rate on the instruments fluctuate with market interest rates or represents borrowing rates available with similar terms.

(o) Investments

All of the Company’s investments are classified as available for sale and reported at fair value. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of shareholders’ equity until realized. There were no unrealized gains or losses for the three and six months ended June 30, 2007 and 2006. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings. As of June 30, 2007 and December 31, 2006, the Company’s investments consisted primarily of guaranteed investment contracts at a fixed interest rate of 2.25 percent.

(p) Classification of Consolidated Financial Statement Items

Certain amounts in previously reported consolidated financial statements have been reclassified to conform to the current presentation.

(q) Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective as of the beginning of fiscal years that begin after December 15, 2006. The Company is not currently subject to any specific audit by any federal, state or local taxing authority, and therefore does not expect the adoption of this interpretation to have any effect on its consolidated financial statements. The Company has taken the position that the acquisition of Allison’s is a non-taxable transaction.

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not determined the effect, if any, the adoption of this statement will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value in determining its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of its balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has not determined the effects if any, the adoption of this statement will have on its consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission released Staff Accounting Bulletin No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have an effect on the Company’s consolidated financial statements.

(3)	Inventories

A summary of inventories follows:

	June 30, 2007 (unaudited)	December 31, 2006

Raw materials and supplies	$1,858,863	$543,787
Finished goods	593,801	87,887

Total inventory	$2,452,663	$631,674

(4)	Restricted Assets

The Company is required to hold cash in reserve in separate trust accounts applicable to its $5.0 million Cleveland County Industrial Authority Industrial Development Revenue Bonds, issued December 2004, and to secure a letter of credit for purposes of self insurance for worker’s compensation. The project construction account represents proceeds of the bond offering to be drawn for approved capital expenditures. The debt reserve account represents funds to be used for debt service in the event of default. The interest and principal accounts represent deposits to be used for debt service. These assets are as follows:

	June 30, 2007 (unaudited)	December 31, 2006
Project construction account	$277	$270
Debt reserve account	501,908	525,620
Interest fund account	246,420	71,391
Principal fund account	65,631	170
Certificate of deposit	250,000	250,000

Total restricted assets	$1,064,236	$847,451

(5)	Property and Equipment

Property and equipment, at cost, consists of the following:

	June 30, 2007 (unaudited)	December 31, 2006
Land	$238,162	$199,762
Plant and improvements	11,301,853	5,919,477
Machinery and equipment	7,574,523	4,685,688
Transportation equipment	2,034,838	2,096,857
Office equipment	187,158	78,382
Construction in progress	186,088	4,598,530

	21,522,622	17,578,696
Less accumulated depreciation	(4,920,116)	(4,475,708)

Net Property, Plant and Equipment	$16,602,506	$13,102,988

During the three months and six months ended June 30, 2007 and 2006, depreciation expense, including depreciation on assets held under capital lease obligations, was $270,416, $254,846, $516,782 and $505,883, respectively.

(6)	Assets Held for Sale

At December 31, 2006, the Company held plant and improvements for sale with a net book value of $40,000, which it sold on June 18, 2007, for net proceeds of $18,514, representing a loss on the sale of $21,486.

(7)	Line of Credit

At June 30, 2007 and December 31, 2006, the Company had a $4.0 million secured bank line of credit, due on October 31, 2006, providing for interest at Wall Street Journal prime rate plus 0.75 percent, with an initial rate of 6.75 percent. The line of credit was secured by accounts receivable, inventory and general intangibles.

At June 30, 2007 and December 31, 2006, short-term borrowings under the line were $2,726,578. The line of credit contains certain financial covenants which replicate those covenants of the Cleveland County Industrial Authority Bond Issue. The Company was in violation of certain covenants, as more fully defined in Note 9. The Company has not obtained a waiver of the financial covenants. In December 2006, the Company reached an informal agreement with the lender, subject to credit approval of the Company and the execution of a formal note extension agreement, to extend the line until April 30, 2007. Under the terms of the proposed extension, the maximum amount that could be borrowed under the line would be fixed at $2,726,578 and a new financial covenant would be added providing that if subsequent monthly collateral valuations are less than the value of the collateral at November 30, 2006, the borrower would immediately be deemed to be in default without any available grace period to cure such default. Further, the interest rate on borrowed funds under the line will increase from 0.75 percent over the specified prime rate to 2 percent over that prime rate and the Company would be required to pay the lender a 1 percent extension fee on borrowed funds on the execution of the extension agreement and a 2 percent extension fee on borrowed funds on the earlier of the maturity date or the completion of the Company’s pending initial public offering (See Note 13). The Company repaid the line of credit on July 3, 2007 following the completion of its initial public offering. (See Note 13).

Allison’s has a $1.0 million secured bank line of credit, initiated on March 3, 2006, at an interest rate of the Wall Street Journal prime rate plus 0.50 percent, with an initial rate of 8.00 percent. Interest is payable on a monthly basis. The line of credit was secured by all of Allison’s assets, including accounts receivable, inventory, equipment and personal guaranties of all of the former partners. At June 30, 2007 and December 31, 2006, no amounts were outstanding pursuant to this agreement. The bank line of credit agreement was subject to certain covenants for which Allison’s was in compliance as of June 30, 2007, and December 31, 2006.

Wild has a $600,000 secured bank line of credit, initiated on June 7, 2006, at an interest rate of the Wall Street Journal prime rate plus 1.00 percent. At June 30, 2007 and December 31, 2006, short-term borrowings under this line of credit were $253,995, and $0, respectively. Wild was in compliance with all covenants.

(8)	Short-term Borrowings

The Company entered into 10 percent secured subordinated promissory notes on July 17, 2006 for a maximum of $2.0 million. The notes are secured by the pledge by certain partners of 60 percent of the limited partnership interests in Allison’s. The entire principal amount of the notes and all accrued and unpaid interest thereon is due and payable on the earlier of June 30, 2007 (the “Maturity Date”), or the third business day following the completion of an underwritten public offering or a private placement by the Company resulting in gross proceeds of $5 million or more (a “Qualified Offering”).

The notes are subordinate to all other existing indebtedness of the Company. Borrowings under these notes were $2.0 million at June 30, 2007. As additional consideration for their purchase of notes, each purchaser of $1.5 million principal amount of notes (“First Notes”) will receive that number of equity securities to be issued in any initial public offering consummated before June 30, 2007, having a value, at the initial public offering price, of 50 percent of the notes purchased by that investor. Further, the holders of notes totaling $0.5 million which are junior to First Notes (“Junior Notes”) are to receive that number of equity securities to be issued having a value of 75 percent of the notes purchased by that investor. Proceeds of the note will be used to complete construction of the addition to the existing facility.

The liability for additional compensation of $1,125,000 is shown as Bridge funding liability on the accompanying balance sheet. In addition to the liability, an intangible asset related to the loan origination was recorded in the original amount of $1,125,000, net of amortization of $1,125,000 and $562,500 at June 30, 2007 and December 31, 2006 in the accompanying balance sheet. At June 30, 2007 and December 31, 2006, the carrying amount of this intangible asset was $562,500 and $0, respectively. The amortization of this intangible asset is recorded as interest expense in the consolidated statements of operations. The number of shares to be issued using the expected offering price of $6.50 is 173,077.

The Company repaid the notes subsequent to June 30, 2007 using a portion of the proceeds of the initial public offering.

The Company agreed to enter into a 10 percent non-secured promissory note on September 21, 2006 for a maximum of $1.0 million. The maturity date is the earlier of April 30, 2007, or the consummation of any initial public offering consummated before the maturity date. Borrowings under this note were $1.0 million at June 30, 2007. This note is payable to the underwriter that the Company was working on its initial public offering (see Note 13). Following the completion of the initial public offering, the Company entered into an agreement to extend the note to the earlier of June 30, 2008 or the closing of an equity financing in which the Company receives at least $4.0 million in gross proceeds.

(9)	Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	June 30, 2007 (unaudited)	December 31, 2006

6.75 - 7.10% Cleveland County Industrial Revenue Bonds secured by real property final payment due December 1, 2024	$4,690,000	$4,690,000
5.75 - 9.00% Real estate loans secured by real property final payments due July 22, 2009 and August 1, 2028	3,488,384	3,518,267
6.50 - 7.00% Equipment loans secured by various manufacturing equipment final payments due from 2007 thru 2008	9,856	43,552
4.75 - 6.50% Vehicle loans secured by various transportation equipment final payments due from 2008 thru 2010	210,421	299,547
Consolidated entities:
8.75% Equipment loan secured by manufacturing equipment final payment due March 3, 2011	1,948,268	—
9.56% Equipment loans secured by refrigeration equipment final payment due May 1, 2021	116,971	—
9.56% Real estate loan secured by real property final payment due May 1, 2021	146,444	—
8.00 - 10.00% Equipment loans secured by aircraft final payments due November 30, 2007 and April 25, 2019	224,844	242,586

Total long-term debt	10,835,188	8,793,952
Less current portion	932,745	606,885

Net long-term debt	$9,902,443	$8,187,067

The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows:

Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of 1.50 to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. If the Debt Service coverage ratio reported for each of the previous four quarters is less than 1.50 to 1.00 the Company is required to retain a consultant. For the three months ended June 30, 2007, the Company’s Debt Service Coverage ratio is 1.03 to 1.00. The trustee has not required the Company to retain a consultant.

Current Ratio: The Company is required to maintain a current ratio 1.10 to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. As of June 30, 2007, the Company’s current ratio is 0.40 to 1.00.

Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00 to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. As of June 30, 2007, the Company’s debt to equity ratio could not be calculated due to a negative equity balance.

Accounts Payable: The Company agrees that not more than 20 percent of its accounts payable shall be in excess of 90 days past due. The Company is in compliance with this covenant as of June 30, 2007.

Accounts Receivable: The Company agrees that not more than 20 percent of accounts receivable will be in excess of 90 days past due. The Company is in compliance with this covenant as of June 30, 2007. Noncompliance with the debt service coverage ratio, the current ratio, or the debt to equity ratio will not be considered an event of default under the terms of the agreement. Noncompliance with the above ratios has resulted in an increase in the interest rate on each of the Bonds of 1 percent until the Company is in compliance with the required ratios.

Capital lease obligations consist of the following:

	June 30, 2007	December 31, 2006
	(unaudited)

8.95 - 9.19% Equipment leases	$569,043	$651,988
8.62% Equipment lease	5,877	—

	574,920	651,988
Less current portion	(181,052)	(172,370)

Capital lease obligations, net of current portion	$393,868	$479,618

Annual Debt Service Requirements

The annual principal payment requirements to maturity, for long-term debt and capital lease obligations at June 30, 2007 are as follows:

Year Ending June 30,	Long-Term Debt	Capital Lease Obligations	Total

2008	$932,745	$181,052	$1,113,797
2009	844,622	196,344	1,040,966
2010	1,069,326	186,445	1,255,771
2011	723,228	11,079	734,307
2012	1,833,141	—	1,833,141
Thereafter	5,432,126	—	5,432,126

Principal outstanding at June 30, 2007	$10,835,188	$574,920	$11,410,108

During the three months and six months ended June 30, 2007 and 2006, total interest costs were $777,932, $253,333, $1,396,967 and $516,387, respectively. The amount of interest costs capitalized to construction projects during the six months ended June 30, 2007 was $106,988.

(10)    Accrued Liabilities

A summary of accrued liabilities follows:

	June 30, 2007 (unaudited)	December 31, 2006
Rebates	$776,393	$403,071
Interest expense	473,324	156,420
Compensation	389,569	179,379
Workers’ compensation	279,479	158,976
Payroll taxes	106,907	40,515
Promotions and incentives	89,725	41,102
Property taxes	51,549	32,522
Other	7,351	—

Total accrued liabilities	$2,174,297	$1,011,985

(11)    Amounts Payable to Former Owners of Wild

Allison’s has current liabilities in the amount of $500,000 and long-term liabilities in the amount of $126,780 which are related to contingent payments to former owners of Wild.

(12)    Intangible Assets

Allison’s holds an intangible asset, a customer list related to its acquisition by the Company in the amount of $154,210. The Company will begin amortizing the asset to expense over a period of five years beginning July 1, 2007. Allison’s holds an intangible asset, a customer relationship with a certain customer of Wild. The value of the customer relationship is $700,333 net of amortization of $76,863 at June 30, 2007. The Company amortizes the asset to expense over a period of five years. The amount of annual amortization expense related to the June 30, 2007 value of the customer relationship is $172,000. The earnings of Wild will cause an increase in the value, which will add additional amortization expense.

(13)    Initial Public Offering

Subsequent to June 30, 2007, the Company completed an initial public offering of its shares. The offering consisted of 2.15 million units, with each unit consisting of one share of common stock, one Class A warrant and one Class B warrant. The units were priced at $6.50 each in the offering.

Class A warrants entitle the holder to buy one common share at $9.75 a share. The Class B warrants entitle holders to buy one share at $13 a share.

Each Class A warrant entitles its holder to purchase one share of common stock at an exercise price equal to 150 percent of the initial unit offering price.

Each Class B warrant entitles its holder to purchase one share of common stock at an exercise price equal to 200 percent of the initial unit offering price.

The Class A and Class B warrants are exercisable at any time after they become separately tradable. The Company may redeem some or all of the warrants commencing six months after this offering, after they become separately tradeable, at a price of $0.25 per warrant, on 30 days’ notice to the holders. On July 27, 2007, the units separated into common stock and warrant and the stock and each warrant commenced trading, individually, on that date, on the NASDAQ Capital Market under the symbols: FOOD for the common stock, FOODW for the Class A warrants and FOODZ for the Class B warrants. The Units will cease to trade on that date.

The Company may redeem the Class B warrants only if its gross revenue, for any period of twelve months preceding the notice is equal to or greater than $100 million.

The Class A and Class B warrants expire on June 27, 2012.

A portion of the proceeds from the offering were used to (a) acquire the partnership interests in Allison’s for $1.5 million in cash and a deferred payment of $1.0 million (see Note 19), (b) repay a short-term borrowing of $2.0 million which has been used to complete the extension of our existing facility, and (c) repay our bank line of credit of $2.7 million. The remainder of the proceeds are expected to be used to construct or acquire one or more new facilities and to supplement our working capital for general corporate purposes.

(14)    Income Taxes

Income tax expense (benefit) for the three months and six months ended June 30, 2007 and 2006, consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—

	—	—	—	—

Deferred:
Federal	(87,352)	(435,407)	48,417	(222,599)
State	(10,281)	(51,244)	5,698	(26,198)

	(97,633)	(486,651)	54,115	(248,797)

Total income tax expense (benefit)	$(97,633)	$(486,651)	$54,115	$(248,797)

Deferred tax assets (liabilities) are as follows:

	June 30, 2007 (unaudited)	December 31, 2006
Net operating loss carryforward	$554,265	$613,749
Oklahoma Job and Investment Credits	99,737	99,737
Depreciation	(529,035)	(535,394)
Other	47,754	48,744

Net deferred tax asset	$172,721	$226,836

Current portion	$23,727	$24,717
Non-current portion	148,994	202,119

	$172,721	$226,836

In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period.

The Company is not currently subject to any specific audit by any federal, state or local taxing authority. There are no unrecognized tax benefits or tax positions previously taken which could give rise to uncertainty, and therefore there are no calculations or classifications of interest, penalties or effects on income tax rates related to such uncertainties. The Company has taken the position that the acquisition of Allison’s is a non-taxable transaction.

As of June 30, 2007, the Company has a net operating loss carryforward of $1,458,591 which, if unused, will commence expiring in 2018 and state new jobs/investment credit carryforwards totaling $99,737 of which, if unused, $12,170 will expire on December 31, 2007.

Actual income tax expenses differ from “expected” income tax, computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, as follows:

	Three months ended June 30,		Six months ended June 30,
	2007 (unaudited)	2006 (unaudited)	2007 (unaudited)	2006 (unaudited)
Computed “expected” income taxes	$(184,962)	$(403,743)	$(171,231)	$(237,047)
State income taxes, net of federal income tax	(32,640)	(71,249)	(30,217)	(41,832)
Permanent difference due to amortization of equity transactions	95,625	—	191,250	—
Utilization of net operating loss carryforwards against current income and other, net	24,344	(11,659)	64,313	30,082

	$(97,633)	$(486,651)	$54,115	$(248,797)

(15)    Operating Leases

The Company has noncancelable long-term operating leases for certain distribution equipment with various expiration dates and one lease for refrigerated warehouse space. The equipment leases require the Company to pay a base rate plus specific mileage amounts. Future minimum annual lease payments for these long-term leases for the next five years ending June 30,

(unaudited)
2008	$332,758
2009	232,930
2010	87,747
2011	44,828
2012	—

$698,263

(16)	Employee Benefit Plans

In 2002, the Company adopted a Flexible 401(k) plan covering all full-time employees with a minimum of one year of service. The Company makes contributions under the plan at an amount equal to 25 percent of the employee’s elective deferral rate, up to a maximum of 4 percent of the employee’s compensation. The Company’s contributions to the plan during the three months and six months ended June 30, 2007 and 2006 were $2,560, $2,105, $4,441 and $3,269, respectively.

In August 2006, the Company adopted a stock option plan providing for potential awards of up to 1,000,000 shares. No shares or options have been issued under the plan.

(17)	Major Customers

The Company has supply arrangements with a certain retailer, representing about 8 percent of its customer sales, and supply arrangements with a certain distributor which account for approximately 22 percent of gross revenues. While such purchasers are each independent, it is possible that a termination of a purchasing arrangement with any such entity could adversely affect business relationships with related entities.

Allison’s has two customers that represent 30 percent and 27 percent of Allison’s sales, respectively. A change in one of these customer relationships could adversely affect the Company’s financial position, results of operations or cash flows.

On a pro-forma basis, taking into account the acquisition of Allison’s on June 30, 2007, the supply agreements with the certain retailer and distributor represent 5.3 percent and 14.3 percent of consolidated proforma revenues, respectively, for the three months ended June 30, 2007. The two significant Allison’s customers represent 10.6 percent and 9.5 percent, respectively of those proforma consolidated revenues.

(18)	Related Party Transactions

On March 1, 2003, the two stockholders of the Company became limited partners in Allison’s. During the normal course of business, the Company sells raw materials and finished goods, provides freight services to Allison’s and purchases finished goods for resale to its customers.

The Company provides a discounted price for products sold to Allison’s for use as ingredients in Allison’s products. All other transactions between the companies are at fair market value.

On June 30, 2007, Allison’s merged into the Company.

During the three months and six months ended June 30, 2007 and 2006, the Company’s sales, including freight services, to Allison’s and purchases from Allison’s were as follows (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Sales of product to Allison’s	$299,774	$266,423	$491,739	$440,260
Freight revenue from Allison’s	119,191	185,714	207,634	310,496
Purchases from Allison’s	136,624	185,271	285,403	280,414

The Company leases a portion of its facilities to Allison’s on an annual lease agreement. The lease agreement provides for nine consecutive one year options to extend the lease agreement. The Company and Allison’s share utilities, sales and administration staff, and other facility expenses. Allison’s reimburses the Company for its portion of the shared expenses through periodic reimbursement. A summary of the shared expenses for the three months and six months ended June 30, 2007 and 2006 are as follows (unaudited):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Rents	$124,624	$83,850	$219,805	$166,425
Utilities	34,127	55,223	79,220	93,871
Salaries	40,369	59,248	86,812	109,215

At June 30, 2007 and December 31, 2006 amounts due from Allison’s were $354,328 and $144,243, respectively. Accounts payable related to purchases from Allison’s were $36,799 and $69,502 at June 30, 2007 and December 31, 2006, respectively. The amounts are eliminated on the June 30, 2007 consolidated balance sheet.

(19)	Commitments and Contingencies

The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at June 30, 2007, which would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

(20)	Cimarron Holdings, L.L.C.

The Company’s two shareholders (prior to the initial public offering) each had a 50 percent ownership in Cimarron Holdings, LLC. (“Cimarron”). Cimarron owns an airplane that is used by Company management. The Company has not guaranteed the obligations of Cimarron, but is making the debt service payments for Cimarron, as well as all of the costs of maintenance and operations of the airplane.

The Company’s consolidated financial statements include the financial statements of Cimarron. The consolidation of Cimarron increased the Company’s consolidated total assets and liabilities at June 30, 2007 and December 31, 2006 as follows:

	June 30,	December 31,
	2007	2006
	(unaudited)
Total assets	$196,096	$219,665
Total liabilities	224,844	242,586

(21)	Acquisition of Wild

Effective June 1, 2006, Allison’s acquired certain assets and assumed certain liabilities of Wild and All For One, Inc. (together, “Wild”). Wild produces refrigerated food products for food service and retail customers. The purchase price was comprised of a cash payment of $7,000, Notes payable to the sellers totaling $250,000, assumption of (i) a mortgage loan of $154,000, (ii) a line of credit loan of $23,000, (iii) a capital lease of $9,000, and (iv) accounts payable and other liabilities of $236,000.

Assets acquired amounted to cash and accounts receivable of $25,000, inventory of $131,000 and property and equipment of $523,000. In addition, the acquisition provides for a contingent payment equal to 65 percent of operating income over and above $250,000, as defined, during the three-year period following the closing.

Customer relationships have been recorded as identifiable intangible assets in connection with the acquisition of Wild, and are being amortized to expense over a five year period commencing with the first period of capitalization and increasing as the capitalization of the intangible asset increases.

The following is a summary of the amounts capitalized and amortized to expense since the inception of the agreement to acquire Wild:

	From	During the
	Acquisition	Six Months	Cumulative
	Through	Ended	as of
	December 31,	June 30,	June 30,
	2006	2007	2007
		(unaudited)

Contingent purchase price costs capitalized	$220,605	$556,591	$777,196
Less: amortization of intangible assets	(7,920)	(68,943)	(76,863)

Net book value	$212,685	$487,648	$700,333

(22)	Acquisition of Allison’s

On June 30, 2007, we acquired (i) for nominal consideration, 60 percent of the limited partnership interests in Allison’s from Mark Vaughan, our President and Chief Operating Officer, and Vernon J. Brandt, our Vice President – Operations, (ii) the general partnership interest in Allison’s from Braxton Management, Inc., in return for our agreement to indemnify it from all liability as the former general partner of Allison’s, and (iii) for a total price of $2,500,000, the remaining 40 percent of the limited partnership interests in Allison’s from Herbert Grimes, our Chairman and Chief Executive Officer and Stan Gustas, our Chief Financial Officer.

We consummated these acquisitions pursuant to agreements dated April 20, 2007, as contemplated by the Prospectus for our initial public offering. Allison’s was acquired to increase our productive capacity for refrigerated prepared salads, increase our utilization of refrigerated delivery capacity and broaden our product line.

The purchase price for these 40 percent minority interests in Allison’s was $2.5 million. Of the total purchase price minority interests, $1.5 million was paid from the net proceeds of our initial public offering, which closed on July 3, 2007.

Mr. Grimes, through Braxton Management, Inc., owned 87.5 percent of such minority limited partnership interests and received $1,312,500 of such net proceeds. Mr. Gustas owned the remaining 12.5 percent of such minority limited partnership interests and received $187,500 of such net proceeds. The $1.0 million balance of the purchase price for the 40 percent minority interests, which bears interest at 10 percent per annum, will be paid, $875,000 to Mr. Grimes and $125,000 to Mr. Gustas, upon the earlier of June 30, 2008, or the closing of an equity financing in which we raise at least $4.0 million in gross proceeds.

The terms of the acquisition of the limited partnership interests in Allison’s were approved by our board of directors at the time we entered into the acquisition agreements. At that time, we lacked sufficient independent directors for majority approval by independent directors. The terms of the acquisition of the limited partnership interests in Allison’s were at least as favorable to us as could have been obtained through arms’ length negotiations with unaffiliated third parties.

The acquisition of Allison’s was accounted for as a purchase and, accordingly, all assets and liabilities have been stated at their fair values at the date of the acquisition and are included in the accompanying consolidated balance sheet as of June 30, 2007.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Allison’s is in the process of further evaluating the fair values of its assets and liabilities and, accordingly, the following allocation may be subject to further adjustment:

Current assets	$4,418,036
Property and equipment	3,354,543
Intangible assets	872,569

Total assets acquired	8,645,148

Current liabilities	(3,307,786)
Accounts payable - related party	(354,328)
Long term liabilities	(1,856,254)
Amounts payable to former owners of Wild	(626,780)

Total liabilities assumed	(6,145,148)

Net assets acquired	$2,500,000

Of the $872,569 of intangible assets, substantially all of the amount represents customer relationships, which are being amortized over a five-year period.

The following table summarizes the statements of operations of Allison’s for the three month and six month periods ended June 30, 2007 and 2006, respectively:

	Three Months ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

	(unaudited)

Net sales	$7,523,309	$4,961,438	$13,232,939	$8,234,671
Gross profit	1,254,024	857,333	2,390,135	1,339,621
Selling general and administrative expenses	794,564	524,261	1,462,715	933,363
Operating income	459,460	333,072	927,420	406,258
Interest expense	57,557	30,264	75,948	34,953
Net income	401,903	302,808	851,472	371,305

The results of operations for Allison’s have not been included in the primary financial statement for the three month and six month periods ended June 30, 2007, since the transaction was consummated as of the close of business on June 30, 2007. The following Unaudited Proforma Condensed Consolidated Statements of Operations for the three months and six months ended June 30, 2007 and 2006 give effect to the acquisition of Allison’s and the completion of the initial public offering as if they had occurred on or before January 1, 2006:

Vaughan Foods, Inc. and Allison’s Gourmet Kitchens, LP
Unaudited Proforma Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2007

	Vaughan Historical	Acquisition of Allison		ProForma Post Acquisition	IPO Adjustments		ProForma Post IPO

	(unaudited)	(unaudited)		(unaudited)			(unaudited)

Net sales	$13,945,725	$6,967,720	A1	$20,913,445			$20,913,445
Cost of sales	12,858,724	5,589,072	A2	18,447,796			18,447,796

Gross profit	1,087,001	1,378,648		2,465,649			2,465,649

Selling, general and administrative expenses	969,755	802,275	A3	1,772,030			1,772,030

Operating income	117,246	576,374		693,620			693,620

Rent income	124,624	(124,624	) A4	—			—
Interest expense	(777,932)	(82,557	) A5	(860,489)	602,074	A7	(258,415)
Loss on sale of asset	(21,486)	—		(21,486)			(21,486)
Interest and other income	13,543	—		13,543			13,543

Other income and expense, net	(661,251)	(207,181)		(868,432)	602,074		(266,358)

(Loss) before income taxes	(544,005)	369,193		(174,813)	602,074		427,262

Income tax expense (benefit)	(97,633)	152,723	A6	55,090	107,269	A8	162,359

Net earnings (loss)	$(446,372)	$216,470		(229,903)	494,805		$264,903

Weighted average shares outstanding - basic and diluted	2,300,000			2,300,000	2,150,000	A9	4,450,000

Net income (loss) per share - basic and diluted	$(0.19)			$(0.10)			$0.06

Notes to Unaudited Proforma Condensed Consolidated Statements of Operations Three Months Ended June 30, 2007

A1	Allison’s historical sales of $7,523,309, less intercompany elimination of sales between Vaughan and Allison in the amount of $555,589.

A2

Allison’s historical cost of sales of $6,269,285, less intercompany elimination of sales between Vaughan and Allison, plus the rent paid by Allison’s to Vaughan in the amount of $555,589 and $124,624, respectively.

A3	Allison’s historical selling, general and administrative expenses plus amortization of the customer list value of $7,711 (calculated by dividing the $154,210 acquisition valuation of customer list at the balance sheet date of June 30, 2007, amortized over 5 years).

A4	Elimination of intercompany rent income of $124,624 paid by Allison’s to Vaughan.

A5	Allison’s interest expense plus proforma adjustment to reflect the interest expense at 10 percent on the deferred portion of purchase price of Allison’s in the amount of $1,000,000.

A6	Income tax provision adjustment on Allison’s earnings at an assumed effective rate of 38 percent.

A7

Proforma adjustment to remove amortization of bridge note asset, amortization of loan originations and reduce interest expense related to debt instruments retired with IPO proceeds, including the bank line of credit and bridge notes.

A8	Proforma adjustment to record tax provision on pretax income using an assumed effective rate of 38 percent.

A9	Proforma adjustment to reflect issuance of 2,150,000 common shares in connection with the IPO.

Vaughan Foods, Inc. and Allison’s Gourmet Kitchens, LP
Unaudited Proforma Condensed Consolidated Statements of Operations

	Three Months Ended June 30, 2006

	Vaughan Historical	Acquisition of Allison		ProForma Post Acquisition	IPO Adjustments		ProForma Post IPO

	(unaudited)	(unaudited)		(unaudited)			(unaudited)

Net sales	$13,820,293	$4,324,030	B1	$18,144,323			$18,144,323
Cost of sales	13,677,419	3,382,847	B2	17,060,266			17,060,266

Gross profit	142,874	941,183		1,084,057			1,084,057

Selling, general and administrative expenses	1,177,009	531,972	B3	1,708,981			1,708,981

Operating income	(1,034,135)	409,212		(624,924)			(624,924)

Rent income	83,850	(83,850	) B4	—			—
Interest expense	(253,333)	(55,264	) B5	(308,597)	63,920	B7	(244,677)
Loss on sale of asset	—	—		—			—
Interest and other income	16,139	—		16,139			16,139

Other income and expense, net	(153,344)	(139,114)		(292,458)	63,920		(228,538)

(Loss) before income taxes	(1,187,479)	270,098		(917,382)	63,920		(853,462)

Income tax expense (benefit)	(486,651)	115,067	B6	(371,584)	47,269	B8	(324,315)

Net earnings (loss)	$(700,828)	$155,030		(545,798)	16,651		$(529,147)

Weighted average shares outstanding - basic and diluted	2,300,000			2,300,000	2,150,000	B9	4,450,000

Net income (loss) per share - basic and diluted	$(0.30)			$(0.24)			$(0.12)

Notes to Unaudited Proforma Condensed Consolidated Statements of Operations Three Months Ended June 30, 2006

B1	Allison’s historical sales of $4,961,438, less intercompany elimination of sales between Vaughan and Allison in the amount of $637,408.

B2	Allison’s historical cost of sales of $4,104,105, less intercompany elimination of sales between Vaughan and Allison, plus the rent paid by Allison to Vaughan in the amount of $637,408 and $83,850, respectively.

B3

Allison’s historical selling, general and administrative expenses plus amortization of the customer list value of $7,711 (calculated by dividing the $154,210 acquisition valuation of customer list at the balance sheet date of June 30, 2007, amortized over 5 years).

B4	Elimination of intercompany rent income of $83,850 paid by Allison to Vaughan.

B5	Allison’s interest expense plus proforma adjustment to reflect the interest expense at 10 percent on the deferred portion of purchase price of Allison’s in the amount of $1,000,000.

B6	Income tax provision adjustment on Allison’s earnings at an assumed effective rate of 38 percent.

B7

Proforma adjustment to remove amortization of bridge note asset, amortization of loan originations and reduce interest expense related to debt instruments retired with a portion of the IPO proceeds, including the bank line of credit and bridge notes.

B8	Proforma adjustment to record tax provision on pretax income using an assumed effective rate of 38 percent.

B9	Proforma adjustment to reflect issuance of 2,150,000 common shares in connection with the IPO.

Vaughan Foods, Inc. and Allison’s Gourmet Kitchens, LP
Unaudited Proforma Condensed Consolidated Statements of Operations

	Six Months Ended June 30, 2007

	Vaughan Historical	Acquisition of Allison		ProForma Post Acquisition	IPO Adjustments		ProForma Post IPO

	(unaudited)	(unaudited)		(unaudited)			(unaudited)

Net sales	$26,478,941	$12,248,163	C1	$38,727,104			$38,727,104
Cost of sales	24,005,232	9,638,223	C2	33,643,455			33,643,455

Gross profit	2,473,709	2,609,940		5,083,649			5,083,649

Selling, general and administrative expenses	1,803,200	1,478,136	C3	3,281,336			3,281,336

Operating income	670,509	1,131,804		1,802,313			1,802,313

Rent income	219,805	(219,805	) C4	—			—
Interest expense	(1,396,967)	(125,948	) C5	(1,522,915)	1,020,244	C7	(502,671)
Loss on sale of asset	(21,486)	—		(21,486)			(21,486)
Interest and other income	24,518	—		24,518			24,518

Other income and expense, net	(1,174,130)	(345,753)		(1,519,883)	1,020,244		(499,639)

(Loss) before income taxes	(503,621)	786,051		282,430	1,020,244		1,302,674

Income tax expense (benefit)	54,115	323,559	C6	377,674	117,343	C8	495,017

Net earnings (loss)	$(557,736)	$462,492		(95,244)	902,901		$807,657

Weighted average shares outstanding - basic and diluted	2,300,000			2,300,000	2,150,000	C9	4,450,000

Net income (loss) per share - basic and diluted	$(0.24)			$(0.04)			$0.18

Unaudited Proforma Condensed Consolidated Statements of Operations Six Months Ended June 30, 2007

C1	Allison’s historical sales of $13,232,939, less intercompany elimination of sales between Vaughan and Allison in the amount of $984,776.

C2

Allison’s historical cost of sales of $10,842,804, less intercompany elimination of sales between Vaughan and Allison, plus the rent paid by Allison to Vaughan in the amount of $984,776 and $219,805, respectively.

C3

Allison’s historical selling, general and administrative expenses plus amortization of the customer list value of $15,421 (calculated by dividing the $154,210 acquisition valuation of customer list at the balance sheet date of June 30, 2007, amortized over 5 years).

C4	Elimination of intercompany rent income of $219,805 paid by Allison to Vaughan.

C5	Allison’s interest expense plus proforma adjustment to reflect the interest expense at 10 percent on the deferred portion of purchase price of Allison’s in the amount of $1.0 million.

C6	Income tax provision adjustment on Allison’s earnings at an assumed effective rate of 38 percent.

C7

Proforma adjustment to remove amortization of bridge note asset, amortization of loan originations and reduce interest expense related to debt instruments retired with a portion of the IPO proceeds, including the bank line of credit and bridge notes.

C8	Proforma adjustment to record tax provision on pretax income using an assumed effective rate of 38 percent.

C9	Proforma adjustment to reflect issuance of 2,150,000 common shares in connection with the IPO.

Vaughan Foods, Inc. and Allison’s Gourmet Kitchens, LP
Unaudited Proforma Condensed Consolidated Statements of Operations

	Six Months Ended June 30, 2006

	Vaughan Historical	Acquisition of Allison		ProForma Post Acquisition	IPO Adjustments		ProForma Post IPO

	(unaudited)	(unaudited)		(unaudited)			(unaudited)

Net sales	$26,317,960	$7,203,501	D1	$33,521,461			$33,521,461
Cost of sales	24,486,599	5,697,455	D2	30,184,054			30,184,054

Gross profit	1,831,361	1,506,046		3,337,407			3,337,407

Selling, general and administrative expenses	2,206,912	948,784	D3	3,155,696			3,155,696

Operating income	(375,551)	557,262		181,711			181,711

Rent income	166,425	(166,425	) D4	—			—
Interest expense	(516,387)	(84,953	) D5	(601,340)	114,429	D7	(486,911)
Loss on sale of asset	—	—		—			—
Interest and other income	28,314	—		28,314			28,314

Other income and expense, net	(321,648)	(251,378)		(573,026)	114,429		(458,597)

(Loss) before income taxes	(697,199)	305,884		(391,315)	114,429		(276,886)

Income tax expense (benefit)	(248,797)	141,096	D6	(107,701)	2,484	D8	(105,217)

Net earnings (loss)	$(448,402)	$164,788		(283,614)	111,945		$(171,669)

Weighted average shares outstanding - basic and diluted	2,300,000			2,300,000	2,150,000	D9	4,450,000

Net income (loss) per share - basic and diluted	$(0.19)			$(0.12)			$(0.04)

Unaudited Proforma Condensed Consolidated Statements of Operations Six Months Ended June 30, 2006

D1	Allison’s historical sales of $8,234,671, less intercompany elimination of sales between Vaughan and Allison’s in the amount of $1,031,170.

D2

Allison’s historical cost of sales of $6,895,050, less intercompany elimination of sales between Vaughan and Allison, plus the rent paid by Allison’s to Vaughan in the amount of $1,031,170 and $166,425, respectively.

D3

Allison’s historical selling, general and administrative expenses plus amortization of the customer list value of $15,421 (calculated by dividing the $154,210 acquisition valuation of customer list at the balance sheet date of June 30, 2007, amortized over 5 years).

D4	Elimination of intercompany rent income of $166,425 paid by Allison’s to Vaughan.

D5	Allison’s interest expense plus proforma adjustment to reflect the interest expense at 10 percent on the deferred portion of purchase price of Allison’s in the amount of $1.0 million.

D6	Income tax provision adjustment on Allison’s earnings at an assumed effective rate of 38 percent.

D7

Proforma adjustment to remove amortization of bridge note asset, amortization of loan originations and reduce interest expense related to debt instruments retired with a portion of the IPO proceeds, including the bank line of credit and bridge notes.

D8	Proforma adjustment to record tax provision on pretax income using an assumed effective rate of 38 percent.

D9	Proforma adjustment to reflect issuance of 2,150,000 common shares in connection with the IPO.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS.

Forward-looking Statements

Certain written and oral statements set forth below or made by the Company with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion and marketing strategies of the Company, industry projections or forecasts, the impact on our financial statements of inflation, legal action, future debt levels, sufficiency of cash flow from operations and borrowings and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:

•	whether our assumptions turn out to be correct;

•	our ability to attain such estimates and expectations;

•	our ability to execute our strategy;

•	a downturn in market conditions in any industry, including the economic state of the food industry;

•	the effects of, or changes in, economic and political conditions in the U.S. and the markets in which we serve;

•	our ability to reasonably forecast prices of the commodities we purchase;

•	our ability to timely forecast and meet customer demand for fresh-cut salads and refrigerated prepared salads;

•	our ability to respond to changing consumer spending patterns; and

•	our ability to attract and retain quality employees and control our labor costs.

Any of the foregoing factors and uncertainties, as well as others, could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this report.

General

We process and package value-added, refrigerated foods which we distribute to our customers three or more times per week in our fleet of refrigerated trucks and trailers. Distribution is concentrated in the 12-state marketing area within a 500 mile radius of our plant in Moore, Oklahoma, a suburb of Oklahoma City, consisting of all or portions of the states of Arkansas, Colorado, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nebraska, Oklahoma, New Mexico, Tennessee and Texas. Our marketing area is largely determined by the short shelf life of our products and, to a lesser extent, by the cost of refrigerated shipping.

Our principal products fall into two categories: refrigerated prepared salads, such as chicken, tuna, bean and pasta salads, coleslaw and potato salad, and fresh-cut produce, primarily salads and salad mixes. Refrigerated prepared salads generate higher gross profit margins than our fresh-cut produce.

We produce approximately 70 different salad products in a variety of food service and retail package sizes, including custom vegetable mixes and custom sized packages for our large volume customers. Salads and salad mixes are sold primarily to restaurant chains, food service businesses, institutional users and, to a lesser extent, retail chains while the bulk of our refrigerated prepared salads are sold to grocery store deli departments, food service distributors and regional restaurant chains.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that effect the amounts reported in the Company’s consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and the best estimates and judgments routinely require adjustment. The amounts of assets and liabilities reported in our balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by the critical estimates and assumptions which are used for, but not limited to, the accounting for inventory, rebates, impairment of long-lived assets, and allowance for doubtful accounts. Actual results could differ from these estimates.

Inventory: Inventory purchases and purchase commitments are based upon forecasts of demand. Our inventory is stated at the lower of average cost (which approximates first-in, first-out) or market. Inventory turns rapidly due to the nature of our fresh products and, accordingly, market valuation is not a major challenge. If we believe that demand no longer allows us to sell certain inventory above cost or at all, then we revalue that particular inventory to market or charge-off excess inventory levels. If customer demand subsequently differs from our forecasts, requirements for inventory revaluations and charge-offs could differ from our estimates. We have not experienced material inventory revaluations or charge-offs in the past and manage inventory levels of both perishable and nonperishable supplies to minimize the effects of any revaluations.

Allowance for Doubtful Accounts: The allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts and an assessment of international, political and economic risk as well as the aging of the accounts receivable. If there is a change in a customer’s creditworthiness or actual defaults differ from our historical experience, our estimates of recoverability of amounts due us will be affected. We continually monitor customer accounts for indications of a customer’s inability to pay. Overdue accounts get special attention. Our recent losses on charged-off accounts have not been material.

Long-lived Assets: Long-lived assets such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not ultimately be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its ultimate disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time. We have not experienced any write downs due to impairment for equipment in use. The depreciation lives of these assets are short (5 - 7 years), resulting in relatively low net book values. Equipment not in use is depreciated in full or held for sale at its estimated recovery value.

Intangible Assets: We evaluate the recoverability of intangible assets annually or more frequently if impairment indicators arise. Under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value exceeds its fair value, which is determined based upon the estimated undiscounted future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time. We believe that accounting for intangible assets is a critical accounting policy due to the requirement to estimate the value in accordance with SFAS No. 144. Our intangible assets consist primarily of customer relationship intangibles of purchased entities.

Comparison of Three Months Ended June 30, 2007 and 2006

We recorded a net loss for the second quarter of 2007 of $446,000, or $0.19 per share, compared with a net loss of $701,000 or $0.30 per share during the second quarter of 2006. Our operating results for the second quarter were adversely affected by a provision of $200,000 in connection with a settlement with a supplier and by higher interest costs than in the corresponding quarter of the previous year. Operating results were positively affected by higher gross margin amounts and percentages, as a result of higher average selling prices per pound, and by reducing or terminating our relationships with unprofitable customers.

Net sales. Net sales increased by $125,000, or 0.9 percent in the second quarter of 2007, compared to the second quarter of 2006. We shipped 2.7 million fewer pounds of product during the 2007 quarter than in the year-earlier quarter however, the average price per pound was $0.10 higher in the 2007 quarter. The decline in pounds shipped was substantially all in the lettuce category, as demand for lettuce decreased in 2007 as a result of public concern over food borne illness linked to contaminated produce. Additionally, we also reduced business with certain customers that were not profitable for us.

Gross profit. Our gross profit percentage was 7.8 percent for the 2007 quarter, compared to 1 percent a year earlier. Our gross profit increased by $944,000, due to higher overall prices per pound of items sold, and a reduction of business with certain unprofitable customers. Our average sales price for onions increased by $0.17 per pound compared with 2006 however, we believe this is a temporary episode. The 2006 Fall onion crops experienced adverse weather conditions and reduced plantings, resulting in shortages of onions in the Spring growing seasons. The Spring Mexico and Texas growing seasons also experienced adverse weather, resulting in shortages. Accordingly, the prices we paid for onions were also higher.

We were able to achieve greater production labor efficiency through improved scheduling and more efficient utilization of production labor equipment. Additionally, we were able to achieve savings on outbound freight costs, principally due to consolidations of outbound deliveries, resulting in fewer delivery miles required.

Nationally, diesel fuel prices, a major component of our shipping costs, averaged $2.81 per gallon in the second quarter of 2007, compared with $2.84 in the year-earlier quarter, according to the United States Energy Information Administration.

Our gross profit was adversely affected by a provision of $200,000 in connection with a settlement with a supplier. During the second quarter of 2007, one of our suppliers alleged that we did not purchase the required quantity of lettuce from that supplier and the supplier sought to recover its costs associated with producing or acquiring the product that it alleges we did not purchase. Subsequent to June 30, 2007, we reached a settlement with the supplier and made a provision of $200,000 during the second quarter of 2007 in recognition of this settlement.

Selling, general and administrative expenses. Our selling, general and administrative expenses amounted to $970,000 in the second quarter of 2007, compared with $1,177,000 in the year-earlier quarter, a decline of $207,000, or 17.6 percent. The decrease was primarily due to headcount reductions during the second and third quarters of 2006, and included reductions in administrative and sales salaries, commissions to brokers, and curtailments in sales training programs.

Other income and expense. Other income and expense amount to a net expense of $661,000 during the second quarter of 2007, compared to a net expense of $153,000 in the year-earlier quarter, an increase of $508,000, consisting primarily of an increase in interest expense of $525,000, and a loss on the sale of assets of $21,000.

Interest expense totaled $778,000 during the second quarter, compared to $253,000 in the year-earlier quarter. The higher interest costs were primarily attributable to higher levels of indebtedness resulting from bridge loans outstanding and higher amounts outstanding on other short-term debt resulting from our liquidity challenges in 2006 and the first six months of 2007.

As a result of the liquidity created from the proceeds the Company’s initial public offering of shares on July 3, 2007, the Company’s indebtedness has been substantially reduced subsequent to June 30, 2007. The pro-forma interest expense – taking into account the repayment of indebtedness from a portion of the public offering proceeds – would have been $258,000 and $503,000 for the second quarter and year-to-date periods of 2007.

Income tax expense (benefit). We recognized an income tax benefit of $98,000 during the second quarter of 2007, attributable to amortization of equity transactions, utilization of net operating loss carryforwards and other less significant items. During the second quarter of 2006, we recognized an income tax benefit of $487,000 due primarily to an operating loss, and utilization of net operating loss carryforwards.

Our income tax benefit differs from the benefit that would be expected by applying the statutory income tax rates. Our tax benefits are lower and income tax expenses are higher, resulting in effective financial accounting tax rates that are currently higher than the statutory income tax rates. The amortization of bridge loan assets in the 2007 period constitutes a permanent difference between tax return taxable income and pre-tax accounting income, resulting in a higher effective tax rate than would be expected based on the statutory income tax rates.

Comparison of Six Months Ended June 30, 2007 and 2006

We recorded a net loss for the first six months of 2007 of $558,000, or $0.24 per share, compared with a net loss of $448,000, or $0.19 per share during the six months ended June 30, 2006. Our operating results for the six month period were adversely affected by a provision of $200,000 in connection with a settlement with a supplier and by higher interest costs than in the corresponding period of the previous year. Operating results were positively affected by higher gross margin amounts and percentages, as a result of higher average selling prices per pound, and by reducing or terminating our relationships with unprofitable customers.

Net sales. Net sales increased by $161,000, or 0.6 percent in the first six months of 2007, compared to the corresponding period of 2006. We shipped 3.5 million fewer pounds of product during the 2007 period than in the year-earlier period however, the average price per pound was $0.07 higher in the 2007 period. The decline in pounds shipped was substantially all in the lettuce category, as demand for lettuce decreased in 2007 as a result of public concern over food borne illness linked to contaminated produce. Additionally, we also reduced or terminated our business with certain customers that were not profitable for us.

Gross profit. Our gross profit percentage was 9.3 percent for the 2007 period, compared to 7.0 percent a year earlier. Our gross profit increased by $642,000, due to higher overall prices per pound of items sold, and a reduction of business with certain unprofitable customers. We were also able to achieve greater production labor efficiency through improved scheduling and more efficient utilization of production labor equipment. Additionally, we were able to achieve savings on outbound freight costs, principally due to consolidations of outbound deliveries, resulting in fewer delivery miles required.

Diesel fuel prices, a major component of our shipping costs, averaged $2.68 per gallon in the first six months of 2007, compared with $2.67 in the year-earlier quarter, according to the United States Energy Information Administration.

Our gross profit was adversely affected by a provision of $200,000 in connection with a settlement with a supplier. During the second quarter of 2007, one of our suppliers alleged that we did not purchase the required quantity of lettuce from that supplier and the supplier sought to recover its costs associated with producing or acquiring the product that it alleges we did not purchase. Subsequent to June 30, 2007, we reached a settlement with the supplier and made a provision of $200,000 during the second quarter of 2007 in recognition of this settlement.

Selling, general and administrative expenses. Our selling, general and administrative expenses amounted to $1,803,000 in the first six months of 2007, compared with $2,207,000 in the year-earlier period, a decline of $404,000, or 18.3 percent. The decrease was primarily due to headcount reductions during the second and third quarters of 2006, and included reductions in administrative and sales salaries, commissions to brokers, and curtailments in sales training programs.

Other income and expense. Other income and expense amount to a net expense of $1,174,000 during the first six months of 2007, compared to a net expense of $321,000 in the year-earlier period, an increase of $852,000, consisting primarily of an increase in interest expense of $881,000, and a loss on the sale of assets of $21,000.

Interest expense totaled $1,397,000 during the first six months of 2007 compared to $516,000 in 2006. The higher interest costs were primarily attributable to higher levels of indebtedness resulting from bridge loans outstanding and higher amounts outstanding on other short-term debt resulting from our liquidity challenges in 2006 and the first six months of 2007.

Income tax expense (benefit). We recognized income tax expense of $54,000 during the first six months of 2007, attributable to amortization of equity transactions, utilization of net operating loss carryforwards and other less significant items. During the second quarter of 2006, we recognized an income tax benefit of $249,000 due primarily to an operating loss, and utilization of net operating loss carryforwards.

Pro-forma Results

Our pro-forma results include the following major assumptions:

a)	That the initial public offering had occurred on or before January 1, 2006;

b)	That Allison’s had been acquired on for before January 1, 2006;

c)

That we had reduced certain indebtedness - specifically that indebtedness that was retired or reduced with a portion of the proceeds of the initial public offering – as of January 1, 2006 and the removal of the related amortization of the bride note asset and amortization of loan origination fees;

d)	An effective income tax rate of 38 percent; and

e)	That all intercompany transactions between Vaughan and Allison’s had been eliminated in consolidation;

On a pro forma basis, revenues increased in the second quarter by 15.2 percent to $20.9 million, compared to $18.1 million in the second quarter of 2006. The increase in revenues was primarily attributable to the addition of Wild in

June 2006 by Allison’s. Gross profit was $2.5 million, or 11.8 percent of revenues, compared to $1.1 million, or 6 percent of revenues in the same periods of the previous year. The increase in gross profit primarily resulted from revenue growth in the higher margin prepared foods business. Operating income was $694,000 compared to an operating loss of $693,000 million in 2006. This turnaround was attributable almost entirely to the gross margin improvement.

For the second quarter of 2007, we had pro forma net income of $265,000, or $0.06 per share, compared to a net loss of $529,000, or $0.12 per share in 2006.

For the six-month results, pro forma revenues were $38.7 million, up 15.5 percent compared to $33.5 million a year earlier. As with the quarter, the increase was primarily due to the addition of Wild by Allison’s. Gross profit was $5.1 million, or 13.1 percent of sales, compared to $3.3 million, or 10 percent of sales in 2006. Again, the increase in gross profit primarily resulted from revenue growth in the higher margin prepared foods business. Operating profit was $1.8 million, compared to $182,000, with this increase being due entirely to gross margin.

Pro forma net income for the first six months of 2007 was $808,000, or $0.18 per share, compared to a net loss of $167,000, or $0.04 per share. Weighted average basic and diluted shares outstanding were 4.45 million for both periods.

The following table shows the pro-forma effects for the three months and six months ended June 30, 2007:

	Three Months Ended		Six Months Ended

	June 30,		June 30,
	2007	2006	2007	2006

	(dollars in thousands, except share data)
Revenues	$20,913	$18,144	$38,727	$33,521
Gross profit	2,466	1,084	5,084	3,337
Operating income	694	(1,018)	1,802	182
Income (loss) before income taxes	427	(853)	1,303	(277)
Net income (loss)	265	(529)	808	(105)

Liquidity and Capital Resources

Historically, we have financed our liquidity requirements through internally generated funds, senior bank borrowings, and the issuance of other indebtedness. In addition to the proceeds of the public offering, we believe these sources remain viable financing alternatives to meet our anticipated cash requirements.

Cash and cash equivalents at June 30, 2007 were $471,000. We had a working capital deficiency (current assets minus current liabilities) of $10.9 million at June 30, 2007. The deterioration in our net working capital is the result of (a) losses incurred in the first six months of 2007, (b) cash paid for expenses in connection with our public offering of securities, (c) repayment of certain long-term debt and capital leases, (d) costs incurred for capital expenditures, and (e) our occasional use of working capital to pay for portions of our building expansion.

The successful completion of our public offering subsequent to June 30, 2007 has improved our working capital position and will provide the necessary financing to fund our expansion and other normal operating expenses. We anticipate that our cash and cash equivalent balance, existing working capital, and expected cash flow from operations will be sufficient to satisfy our operational cash flow requirements over the next 12 months.

However, we can provide no assurance that our actual cash requirements will not be greater than we currently expect. Although we used a portion of the public offering proceeds to retire certain indebtedness, as of June 30, 2007, we are in violation of certain covenants in our loan agreements and under the terms of our industrial revenue bond agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk. Market risks consist of interest rate fluctuations and commodity price fluctuations as further described below.

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. Some of our debt instruments contain variable interest rates adjusted quarterly and indexed by different published rates. At June 30, 2007, our revolving line of credit variable interest rate was 10.25 percent, or Wall Street Journal Prime + 2.00 percent, on borrowings of $2,726,578. This revolving line of credit was retired subsequent to June 30, 2007. Other long-term debt, totaling $3,506,000, secured by real estate and other assets also have variable rates indexed by LIBOR and other lending institution Base Rates.

Commodity Price Risks. The supply and price of fresh vegetables and fruits is subject to volatility due to growing seasons, crop failure and other factors beyond our control. We enter into agreements (which are specific as to price and quantity within a range and are cancelable by us and the supplier upon 60 or 90 days’ notice, depending on the term of the agreement and which contain “Act of God” clauses) for supply at fixed prices to provide a limited amount of ability to maintain an adequate supply of raw materials, so that we may service our customers in the event of a market shortage. Our purchase agreements may cause our purchase costs to be higher in the event of a low market with excessive supply. In contrast, our purchase agreements may cause our purchase costs to be lower in the event of a high market with limited supply. There is no assurance that our suppliers will be able to fulfill our contracts in the event of a limited supply market. We may also make purchase commitments for more product that we will require over a period of time, and may have to pay our suppliers for that product for which we have made a commitment, but that we do not require.

Packaging cost risk. Our packaging costs are subject to market risk due to the cost of petroleum products in plastics and the paper products in our corrugated boxes. Significant increases in petroleum and paper products could increase our packaging costs.

Fuel Cost. Our business is substantially dependent upon timely delivery of our products by our fleet of trucks and trailers. Increases in fuel costs increased our delivery costs during 2006 and future material increases in fuel costs could put us at a competitive disadvantage to suppliers located closer to their customers. Increases in fuel costs included increased raw material costs for inbound freight, and our cost to deliver products to our customers. We endeavor to pass all increased raw material costs on to our customers, however we cannot provide any assurance that we will be able to pass all increased costs on to our customers in the future, especially during short-term market fluctuations.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending December 31, 2008. The notification of such compliance is due no later than the time we file our annual report for the fiscal year ending December 31, 2008. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude, or our independent registered public accounting firm to attest, that our internal control over financial reporting is effective as of December 31, 2008.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings. We could become involved in litigation from time to time relating to claims arising out of our ordinary course of business.

Item 1A. Risk Factors

Our Amendment No. 10 to Form S-1, which was declared effective by the U.S. Securities and Exchange Commission on July 27, 2007, includes a detailed discussion of our risk factors. Since that time, there have been no material changes to our risk factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of Proceeds from Public Offering of Common Stock

On June 27, 2007, our registration statement (No. 333-137861) on Form S-1 was declared effective for our initial public offering, pursuant to which we registered the offering and sale of an aggregate of 2,150,000 units, each consisting of one share of common stock, one Class A Warrant, and one Class B Warrant, at a public offering price of $6.50 per unit.

The offering, which closed on July 3, 2007, did not terminate until after the sale of all of the shares registered on the registration statement. The managing underwriters were Paulson Investment Company, Inc., Capital Growth Financial, LLC, I-Bankers Securities, Inc., and Capital West Securities, Inc. As a result of the offering, we received net proceeds of approximately $11.2 million, after deducting underwriting discounts and commissions of $1.0 million and additional offering-related expenses of approximately $1.7 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10 percent or more of any class of our equity securities, or (iii) any of our affiliates.

Based on our current cash and cash equivalents balances, we expect that we will have sufficient resources to fund our operations for the next twelve months. We currently plan to use the net proceeds received by us from the offering to (a) expand our existing production facility (b) repay debt used to continue work on this expansion, (c) acquire the minority interest in Allison’s, (d) build a new production facility (e) pay debt; and (f) increase our working capital.

In addition, we may use a portion of the proceeds of this offering for acquisitions of complementary businesses, or other assets. We have no current agreements, commitments, plans, proposals or arrangements, written or otherwise, with respect to any material acquisitions. Pending such uses, we plan to invest the net proceeds in short-and intermediate-term, interest-bearing obligations, investment-grade instruments, certificates of deposit or direct or guaranteed obligations of the U.S. government. There has been no material change in the planned use of proceeds from our initial public offering from that described in the final prospectus filed with the SEC pursuant to Rule 424(b).

In the last three years, we sold the following unregistered securities:

•	10% Secured Notes Due June 30, 2007.

•	In September 2006 we sold $2.0 million aggregate principal amount of our 10% secured promissory notes due June 30, 2007 and the right to receive $1.25 million of units sold in our public offering based on the initial public offering price per unit.

•	In August 2006 we issued a $1 million principal amount unsecured promissory note, bearing interest at 10% per annum to Paulson Investment Company. The original principal amount and all accrued but unpaid interest thereon is due and payable on the first anniversary of the date of issuance of the note but is repayable out of the proceeds of our public offering.

The foregoing securities were issues in reliance upon the exemption from the registration requirements of the securities Act of 1933, as amended, provided in Section 4(2) thereof, as a transaction by an issuer not involving a public offering. The registrant reasonably believed that each purchaser had such knowledge and experience in financial and business matters to be capable of valuating the merits and risks of the investment, each purchaser represented an intention to acquire the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the secured and unsecured notes and will be added to the shares and warrants when issued.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          None.

Item 5. Other Information

          None.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation
S-K.

Exhibit No.	Description

10.14	Amended Promissory Note dated September 25, 2006.

10.15	Promissory Note dated July 3, 2007.

10.16	Promissory Note dated July 3, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 10, 2007

Vaughan Foods, Inc.

	By:	/s/ Herbert B. Grimes
Herbert B. Grimes
Chairman of the Board of Directors and Chief Executive Officer

(Principal Executive Officer)

Dated: August 10, 2007
	By:	/s/ Gene P. Jones
Gene P. Jones
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.14	Amended Promissory Note dated September 25, 2006.

10.15	Promissory Note dated July 3, 2007.

10.16	Promissory Note dated July 3, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.