Form 10-Q/A
period 2007-06-30
Vaughan Foods, Inc.
filed 2007-08-14
CIK 1376556

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☐ No ☒

Number of shares outstanding of the registrant’s common stock, as of August 7, 2007:

Class	Shares Outstanding

Common Stock, $0.001 par value per share	4,623,077

EXPLANATORY NOTE

This amended Quarterly Report on Form 10-Q/A is filed solely to correct an error on the cover page that erroneously indicated that the company was a shell company, and to attach three exhibits as listed in the exhibit index to the original filing. No changes are made to any item of disclosure in the orginal filing, including the exhibit list, or to the exhibit index. However, the exhibit index is re-included herein for convenience.

-i-

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2007

Vaughan Foods, Inc.

	By:	/s/ Herbert B. Grimes
Herbert B. Grimes
Chairman of the Board of Directors and Chief Executive Officer

(Principal Executive Officer)

Dated: August 14, 2007
	By:	/s/ Gene P. Jones
Gene P. Jones
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.14	Amended Promissory Note dated September 25, 2006.

10.15	Promissory Note dated July 3, 2007.

10.16	Promissory Note dated July 3, 2007.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

* Previously filed with original report on Form 10-Q.