Form 10-Q
period 2007-09-30
Vaughan Foods, Inc.
filed 2007-11-09
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

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

Yes ☒     No ☐

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

Number of shares outstanding of the registrant’s common stock, as of November 7, 2007:

Class	Shares Outstanding

Common Stock, $0.001 par value per share	4,623,077

VAUGHAN FOODS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2007
INDEX

Certification Pursuant to 18 U.S.C. Section 1350

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS.

VAUGHAN FOODS, INC. Consolidated Balance Sheets September 30, 2007 & December 31, 2006

	September 30, 2007	December 31, 2006
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,210,392	$868,377
Accounts receivable, net of allowance for credit losses of $65,045 at December 31, 2006 and $94,270 at September 30, 2007	6,721,998	3,414,843
Accounts receivable, related party	-	144,243
Inventories	2,381,898	631,674
Prepaid expenses and other assets	97,812	79,793
Bridge loan asset, net of amortization	-	562,500
Deferred tax assets	35,823	24,717

Total current assets	12,447,923	5,726,147

Restricted assets:
Cash	280	270
Investments	1,016,107	597,181
Certificate of deposit	250,000	250,000

Total restricted assets	1,266,387	847,451

Property and equipment, net	17,077,401	13,102,988

Other assets:
Assets held for sale	-	40,000
Loan origination fees, net of amortization	381,477	516,410
Intangible assets	842,732	-
Deferred tax assets, noncurrent	75,288	202,119
Deferred cost of public offering	-	566,955

Total other assets	1,299,497	1,325,484

Total assets	$32,091,208	$21,002,070

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$5,302,796	$4,221,635
Accounts payable, related party	-	69,502
Line of credit	78,996	2,726,578
Short-term borrowings	1,000,000	3,000,000
Bridge funding liability	-	1,125,000
Note payable to former owners of Allisons Gourmet Kitchens, LP	1,000,000	-
Accrued liabilities	1,951,300	1,011,985
Current portion of long-term debt	813,847	606,885
Current portion of capital lease obligation	185,161	172,370
Amounts payable to former owners of Wild About Food	382,002	-

Total current liabilities	10,714,102	12,933,955

Long term liabilities:
Long-term debt, net of current portion	9,778,503	8,187,067
Capital lease obligation, net of current portion	346,008	479,618
Amounts payable to former owners of Wild About Food, net of current portion	160,864	-

Total long-term liabilities	10,285,375	8,666,685

Stockholders' equity (deficiency):
Common stock, $0.001 par value; authorized 50,000,000 shares; 2,300,000 shares issued and outstanding at December 31, 2006 and 4,623,077 shares issued and outstanding at September 30, 2007	4,623	2,300
Preferred stock, $0.001 par value; authorized 5,000,000 shares; 0 shares issued and outstanding at December 31, 2006 and
September 30, 2007	-	-
Paid in Capital	12,563,803	413,693
Member Capital (deficit)	(33,634)	(22,921)
Retained Earnings (deficit)	(1,443,061)	(991,642)

Total stockholders' equity (deficiency)	11,091,731	(598,570)

Total liabilities and stockholders' equity (deficiency)	$32,091,208	$21,002,070

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Unaudited Consolidated Statements of Operations
For the Three Months and Nine Months Ended September 30, 2007 and 2006

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$20,473,836	$12,958,385	$46,952,777	$39,276,344
Cost of sales	17,876,869	12,365,243	41,882,101	36,819,422
Gross profit	2,596,967	593,142	5,070,676	2,456,922
Selling, general and administrative expenses	2,174,168	904,769	3,977,368	3,121,357
Operating income (loss)	422,799	(311,627)	1,093,308	(664,435)
Rent income	-	69,513	219,805	203,137
Interest expense	(329,748)	(669,108)	(1,726,715)	(1,175,434)
Loss on sale of asset	-	(3,931)	(21,486)	(3,931)
Interest income	64,163	11,828	88,681	40,142
Other income and expense, net	(265,585)	(591,698)	(1,439,715)	(936,086)
Net income (loss) before income taxes	157,214	(903,325)	(346,407)	(1,600,521)
Income tax expense (benefit)	61,610	(313,483)	115,725	(562,280)
Net income (loss)	$95,604	$(589,842)	$(462,132)	$(1,038,241)
Weighted average shares outstanding - basic and diluted	4,623,077	2,300,000	3,074,359	2,300,000
Net income (loss) per share - basic and diluted	$0.02	$(0.26)	$(0.15)	$(0.45)

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Unaudited Consolidated Statements of Stockholders' Equity
For the Year Ended December 31, 2006 and the Nine Months Ended September 30, 2007

						Total
	Common Stock			Member	Retained	Stockholders'
			Paid in	Capital	Earnings	Equity
	Shares issued	Amount	Capital	(Deficit)	(Deficit)	(Deficiency)

Balance at January 1, 2006	2,300,000	$2,300	$413,693	$(12,839)	$202,784	$605,938

Net (loss)		-	-	(10,082)	(1,194,426)	(1,204,508)

Balance at December 31, 2006	2,300,000	2,300	413,693	(22,921)	(991,642)	(598,570)

Issuance of common stock in connection with
intitial public offering (unaudited)	2,150,000	2,150	11,025,283		-	11,027,433
Issuance of common stock in connection with
bridge funding liability (unaudited)	173,077	173	1,124,827		-	1,125,000
Net (loss) (unaudited)		-	-	(10,713)	(451,419)	(462,132)

Balance at September 30, 2007 (unaudited)	4,623,077	$4,623	$12,563,803	$(33,634)	$(1,443,061)	$11,091,731

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Unaudtied Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2007 and 2006

	Nine Months Ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss)	$(462,132)	$(1,038,241)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,658,699	1,139,355
Provision for credit losses	-	-
Loss on sale of asset	21,486	-
Deferred income taxes	115,725	(562,280)
Changes in operating assets and liabilities, net of amounts in acquisition of Allison's Gourmet Kitchens:
Accounts receivable	(898,313)	(628,233)
Accounts receivable - related party	181,042	133,556
Inventories	(25,284)	(30,319)
Prepaid expenses and other assets	7,025	34,566
Disbursements in transit	-	19,673
Accounts payable	(1,333,355)	1,895,617
Accounts payable, related party	(423,830)	-
Accrued liabilities	407,351	(77,094)

Net cash provided by (used by) operating activities	(751,586)	886,600

Cash flows from investing activities:
Cash paid for property and equipment	(1,510,301)	(3,543,942)
Restricted assets	(418,936)	(320,004)
Proceeds from sale of assets	18,514	49,800
Distributions from restricted assets	-	1,445,567
Cash paid for acquisition of Allison's Gourmet Kitchens,
net of cash acquired	(1,277,589)	-

Net cash (used by) investing activities	(3,188,312)	(2,368,579)

Cash flows from financing activities:
Cash paid for deferred public offering expense	-	(269,115)
Proceeds from initial public offering	11,594,388	-
Proceeds from line of credit	900,000	500,000
Repayments on line of credit	(3,547,582)	(87,716)
Payments of loan origination fees	-	(176,300)
Proceeds from long-term debt	-	90,140
Repayment of long-term debt and capital leases	(539,981)	(442,049)
Increase in amounts payable to former owners of Wild About Food	(6,914)	-
Cash paid to former owners of Wild About Food	(117,998)	-
Repayments on short-term borrowings	(2,000,000)	-
Proceeds from short-term borrowings	-	2,250,000

Net cash provided by financing activities	6,281,913	1,864,960

Net increase in cash and cash equivalents	2,342,015	382,981

Cash and cash equivalents at beginning of period	868,377	36,163

Cash and cash equivalents at end of period	$3,210,392	$419,144

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of capitalized interest	$850,863	$790,368

Supplemental disclosures of noncash financing and investing activities:
Fair value of assets acquired and liabilities assumed in acquisition:
Accounts receivable	$2,054,514	$-
Inventories	1,724,940	-
Prepaids	25,044	-
Property and equipment	3,354,543	-
Intangible assets	872,569	-
Total assets acquired	8,031,610	-

Accounts payable and accrued expenses	3,770,987	-
Long-term debt and capital leases	1,983,034	-
Total liabilities assumed	$5,754,021	$-

Bridge funding liability retired thru issuance of common stock	$1,125,000	$-

Issuance of note payable to former owners of Allison’s Gourmet Kitchens, LP in connection with acquisition	$1,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2007 and 2006

(1)      Nature of Operations

Vaughan Foods, Inc. (the “Company”) is an Oklahoma-based specialty food processor serving customers in a 13 state marketing area centered around its Moore, Oklahoma facility. The Company and its subsidiaries operate from manufacturing facilities in Moore, Oklahoma and Fort Worth, Texas.

(2)       Summary of Significant Accounting Policies

(a)	Basis of Reporting

The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Registration Statement filed on Form S-1 (Amendment No. 10).

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

The consolidated financial statements include the accounts of the Company and of Cimarron Holdings, LLC (“Cimarron”). Cimarron is owned by the two individual stockholders of the Company prior to the initial public offering. Cimarron owns an airplane that is used by Company management. The Company is making the debt service payments on the liability associated with the airplane, as well as all costs of maintenance and operations. Because the Company is the primary beneficiary of Cimarron, it is considered a variable interest entity subject to FIN 46R, and has been consolidated by the Company in its consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. The airplane is under contract for sale. See Note 20 to the consolidated financial statements.

On June 30, 2007, the Company acquired 100 percent of Allison's Gourmet Kitchens, LP (“Allison’s”) and its wholly-owned subsidiary, Wild About Food - Oklahoma, a Texas Limited Liability Company (“Wild”). The accompanying consolidated balance sheet as of September 30, 2007 includes the accounts of Allison's and Wild. The accompanying consolidated statements of operations and statements of cash flows include the accounts of Allison’s and Wild for the period beginning July 1, 2007. All intercompany balances have been eliminated in consolidation.

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

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects management’s estimate of the amounts that will not be collected. Management provides for probable uncollectible amounts through a charge to earnings and a credit to the allowance for credit losses based on historical collection trends and an assessment of the creditworthiness of current customers. The adequacy of the valuation allowance is evaluated periodically through an individual assessment of potential losses on customer accounts giving particular emphasis to accounts with invoices unpaid more than 60 days past the due date. Balances still outstanding after management has used reasonable collection efforts are charged off to the valuation allowance. Recoveries on accounts previously charged off are credited to the valuation allowance.

A lien exists on certain receivables related to fresh produce under the Perishable Agricultural Commodities Act of 1930, which partially subordinates the lien placed by the line of credit.

(f)	Inventories

Inventories consist principally of food products and are stated at the lower of average cost (which approximates first-in, first-out) or market. Costs included in inventories consist of materials, packaging supplies, and labor. General and administrative costs are not charged to inventories.

(g)	Property and Equipment

Property and equipment are recorded at cost. Equipment classified as capital leases are recorded at the present value of the future minimum lease payments, and amortized on a straight-line basis over the shorter of the lease term or the estimated useful life of the asset. Expenditures for major additions and improvements are capitalized, while minor replacements, maintenance and repairs are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost of the asset and related accumulated depreciation are removed from the accounts and any resulting gain or loss is included in other income and expense.

Depreciation, including assets classified as capital leases, are provided using the straight-line method over the following estimated useful lives:

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

The Company recognizes revenue, net of related sales discounts and allowances, when persuasive evidence of an arrangement exists (such as a customer purchase order), delivery has occurred, our price to the customer has been fixed or is determinable, and collectibility is reasonably assured. Revenues also include those amounts related to shipping and handling. Shipping and handling expenses are also included in cost of sales. Consideration from the Company to a customer is presumed to be a reduction to the selling price of the Company's products and accordingly, is characterized as a reduction of sales when recognized in the Company's consolidated statements of operations. As a result, certain promotional expenses are recorded as a reduction of net sales, at the time in which the sale is recognized.

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

Basic earnings (loss) per share (“EPS”) excludes dilution and is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options) were issued during the period. Diluted EPS is not presented if the effect of the incremental shares is anti-dilutive. The Company has previously agreed to issue shares of common stock in connection with its short-term borrowing when any initial public offering is consummated. The details of this agreement are described in Note 8. The Company has not included these shares in diluted earnings per share prior to issuance due to the Company's net loss for the periods. The effects of inclusion would be anti-dilutive.

As of September 30, 2007, the Company has Class A and Class B warrants outstanding resulting from its initial public offering as described in Note 13. The exercise price of both classes of warrants exceeds the Company’s stock price, therefore the Company has not included these warrants as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

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

All of the Company's investments are classified as available for sale and are stated at fair value. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders' equity until realized. There were no unrealized gains or losses for the three months and nine months ended September 30, 2007 and 2006. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings. As of September 30, 2007 and December 31, 2006, the Company's investments consisted primarily of guaranteed investment contracts at a fixed interest rate of 2.25 percent.

(p)	Classification of Consolidated Financial Statement Items

Certain amounts in previously reported consolidated financial statements have been reclassified to conform to the current presentation.

(q)	Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, and Related Implementation Issues” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a Company's consolidated financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. FIN 48 is effective as of fiscal years that begin after December 15, 2006. The Company is not currently subject to any specific audit by any federal, state or local taxing authority, and therefore does not expect the adoption of this interpretation to have any effect on its consolidated financial statements. The Company has taken the position that the acquisition of Allison's is a non-taxable transaction.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value in determining its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of its balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity's first fiscal year beginning after November 15, 2007. The Company has not determined the effects if any, the adoption of this statement will have on its consolidated financial statements.

In September 2006, the United States Securities and Exchange Commission released Staff Accounting Bulletin No.108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that registrants should quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. The adoption of SAB No. 108 did not have an effect on the Company's consolidated financial statements.

(3)	Inventories

A summary of inventories follows:

	September 30,	December 31,
	2007	2006
	(unaudited)

Raw materials and supplies	$2,037,066	$543,787
Finished goods	344,832	87,887

Total inventory	$2,381,898	$631,674

(4)	Restricted Assets

The Company is required to hold cash in reserve in separate trust accounts applicable to its $5.0 million Cleveland County Industrial Authority Industrial Development Revenue Bonds, issued December 2004, and to secure a letter of credit for purposes of self insurance for workers’ compensation. The project construction account represents proceeds of the bond offering to be drawn for approved capital expenditures. The debt reserve account represents funds to be used for debt service in the event of default. The interest and principal accounts represent deposits to be used for debt service. The certificate of deposit secures the letter of credit for self insurance. These assets are as follows:

	September 30,	December 31,
	2007	2006
	(unaudited)
Project construction account	$280	$270
Debt reserve account	507,292	525,620
Interest fund account	442,480	71,391
Principal fund account	66,335	170
Certificate of deposit	250,000	250,000

Total restricted assets	$1,266,387	$847,451

(5)	Property and Equipment

Property and equipment, at cost, consists of the following:

	September 30,	December 31,
	2007	2006
	(unaudited)
Land	$238,162	$199,762
Plant and improvements	11,301,854	5,919,477
Machinery and equipment	7,974,965	4,685,688
Transportation equipment	2,276,362	2,000,913
Office equipment	187,158	78,382
Construction in progress	369,097	4,598,530
	22,347,598	17,482,752
Less accumulated depreciation	(5,270,197)	(4,379,764)
Property and equipment, net	$17,077,401	$13,102,988

During the three months and nine months ended September 30, 2007 and 2006, depreciation expense, including depreciation on assets classified as capital leases, was $350,082, $257,916, $866,864 and $763,799, respectively.

(6)	Assets Held for Sale

At December 31, 2006, the Company held plant and improvements for sale with a net book value of $40,000, which it sold on on June 18, 2007, for net proceeds of $18,514, representing a loss on the sale of $21,486.

(7)	Line of Credit

At December 31, 2006, the Company had a $4.0 million secured bank line of credit, due on October 31, 2006, providing for interest at Wall Street Journal prime rate plus 0.75 percent, with an initial rate of 6.75 percent. The line of credit was secured by accounts receivable, inventory and general intangibles. Short-term borrowings under this line of credit were $2,726,578 at December 31, 2006. The Company repaid the line of credit on July 3, 2007 following the completion of its initial public offering. (See Note 13).

Allison's has a $1.0 million secured bank line of credit, initiated on March 3, 2006, at an interest rate of the Wall Street Journal prime rate plus 0.50 percent, with an initial rate of 8.00 percent. Interest is payable on a monthly basis. The line of credit was secured by all of Allison’s assets, including accounts receivable, inventory and equipment and personal guaranties of all of the former partners. At September 30, 2007, nothing was outstanding pursuant to this agreement. The bank line of credit agreement was subject to certain covenants for which Allison’s was in compliance as of September 30, 2007.

Wild has a $600,000 secured bank line of credit, initiated on June 7, 2006, at an interest rate at the Wall Street Journal prime rate plus 1.00 percent. At September 30, 2007, short-term borrowings under this line of credit were $78,996. Wild was in compliance with all covenants.

(8)	Short-term Borrowings

The Company entered into 10 percent secured subordinated promissory notes on July 17, 2006 for a maximum of $2.0 million. The notes are secured by the pledge by certain partners of 60 percent of the limited partnership interests in Allison’s. The entire principal amount of the notes and all accrued and unpaid interest thereon were, as extended due and payable on the earlier of (i) July 19, 2007 in the case of certain investors or (ii) August 15, 2007 in the case of other investors (the "Maturity Date"), or the third business day following the completion of an underwritten public offering or a private placement by the Company resulting in gross proceeds of $5,000,000 or more (a "Qualified Offering").

The notes are subordinate to all other existing indebtedness of the Company. Borrowings under these notes were $2.0 million at December 31, 2006. As additional consideration for their purchase of notes, each purchaser of $1.5 million principal amount of notes ("First Notes") received that number of equity securities to be issued in any initial public offering consummated before June 30, 2007, having a value, at the initial public offering price, of 50 percent of the notes purchased by that investor. Further, the holders of notes totaling $0.5 million which are junior to First Notes ("Junior Notes") received that number of equity securities to be issued having a value of 75 percent of the notes purchased by that investor. Proceeds of the note were used to complete construction of the addition to the existing facility.

The liability for additional compensation of $1,125,000 is shown as Bridge funding liability on the accompanying consolidated balance sheet as of December 31, 2006. In addition to the liability, an intangible asset related to the loan origination was recorded in the original amount of $1,125,000, net of amortization of $562,500 at December 31, 2006, in the accompanying balance sheet. At September 30, 2007, the carrying amount of this intangible asset was $0. The amortization of this intangible asset is recorded as interest expense in the consolidated statements of operations. The number of shares issued using the offering price of $6.50 is 173,077. The Company repaid the notes and issued stock following the consummation of the initial public offering using a portion of the proceeds of the initial public offering.

The Company agreed to enter into a 10 percent non-secured promissory note on September 21, 2006 for a maximum of $1.0 million. The maturity date was the earlier of April 30, 2007, or the consummation of any initial public offering consummated before the maturity date. Borrowings under this note were $1.0 million at September 30, 2007. This note is payable to the lead underwriter for the Company’s initial public offering (see Note 13). Following the completion of the initial public offering, the Company entered into an agreement to extend the note to the earlier of June 30, 2008 or the closing of an equity financing in which the Company receives at least $4.0 million in gross proceeds.

(9)	Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
	(unaudited)
6.75 - 7.10 % Cleveland County
Industrial Revenue Bonds
secured by real property
final payment due December 1, 2024	$4,690,000	$4,690,000
5.75 - 9.00 % Real estate loans
secured by real property
final payments due July 22, 2009
and August 1, 2028	3,470,129	3,518,267
6.50 - 7.00 % Equipment loans
secured by various manufacturing equipment
final payments due in 2007	-	43,552
4.75 - 6.50 % Vehicle loans
secured by various transportation equipment
final payments due from 2008 thru 2010	91,975	299,547
8.75 % Equipment loan
secured by manufacturing equipment
final payment due March 3, 2011	1,870,323	-
9.56 % Equipment loans
secured by refrigeration equipment
final payment due May 1, 2021	107,850	-
9.56 % Real estate loan
secured by real property
final payment due May 1, 2021	144,128	-
8.00 - 10.00 % Equipment loans
secured by aircraft
final payments due November 30, 2007
and April 25, 2019	217,945	242,586

Total long-term debt	10,592,350	8,793,952
Less current portion	813,847	606,885
Net long-term debt	$9,778,503	$8,187,067

The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows:

Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of 1.50 to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. If the Debt Service coverage ratio reported for each of the previous four quarters is less than 1.50 to 1.00 the Company is required to retain a consultant. The Company’s Debt Service Coverage Ratio was 1.73 to 1.00 at September 30, 2007.

Current Ratio: The Company is required to maintain a current ratio 1.10 to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The Company’s Current Ratio was 1.16 to 1.00 at September 30, 2007.

Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00 to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The Company’s Debt to Equity Ratio was 0.91 to 1.00 at September 30, 2007.

Accounts Payable: The Company agrees that not more than 20 percent of its accounts payable shall be in excess of 90 days past due. The Company is in compliance with this covenant as of September 30, 2007.

Accounts Receivable: The Company agrees that not more than 20 percent of accounts receivable will be in excess of 90 days past due. The Company is in compliance with this covenant as of September 30, 2007.

Capital lease obligations consist of the following:

	September 30,	December 31,
	2007	2006
	(unaudited)

8.95 - 9.19 % Equipment leases	$526,157	$651,988
8.62 % Equipment lease	5,012	-
	531,169	651,988
Less current portion	185,161	172,370
Net long-term debt	$346,008	$479,618

Annual Debt Service Requirements The annual principal payment requirements to maturity, for long-term debt and capital lease obligations at September 30, 2007 are as follows:

Year Ending		Capital Lease
September 30,	Long-Term Debt	Obligations	Total
2008	$813,847	$185,161	$999,008
2009	871,900	199,777	1,071,677
2010	1,081,346	146,231	1,227,577
2011	601,740	-	601,740
2012	900,911	-	900,911
Thereafter	6,322,606	-	6,322,606
Principal outstanding at
September 30, 2007	$10,592,350	$531,169	$11,123,519

During the the three months and nine months ended September 30, 2007 and 2006, total interest costs were $329,748, $669,108, $1,726,715 and $1,157,729, respectively. The amount of interest costs capitalized to construction projects during the nine months ended September 30, 2007 was $106,988.

(10)	Accrued Liabilities

A summary of accrued liabilities follows:

	September 30,	December 31,
	2007	2006
	(unaudited)
Rebates and commissions	$856,150	$403,071
Interest expense	265,967	156,420
Compensation	333,636	179,379
Workers' compensation	264,997	158,976
Payroll taxes	73,608	40,515
Promotions and incentives	$91,973	41,102
Property taxes	61,031	32,522
Other	3,938	-
Total accrued liabilities	$1,951,300	$1,011,985

(11)	Amounts Payable to Former Owners of Wild

Allison's has current liabilities in the amount of $382,002 and long-term liabilities in the amount of $160,864 which are related to contingent payments to former owners of Wild.

(12)	Intangible Assets

Allison’s holds an intangible asset, a customer list related to its acquistion by the Company in the amount of $154,210. The Company began amortizing the asset to expense over a period of five years beginning July 1, 2007. Allison’s holds an intangible asset, a customer relationship with a certain customer of Wild. The value of the customer relationship is $689,317 net of amortization of $121,962 at September 30, 2007. The Company amortizes the asset to expense over a period of five years. The amount of annual amortization expense related to the September 30, 2007 value of the customer relationship is $178,522. The earnings of Wild will cause an increase in the carrying amount, which will add additional amortization expense.

(13)	Initial Public Offering

On July 3, 2007, the Company completed an initial public offering of its shares. The offering consisted of 2.15 million units, with each unit consisting of one share of common stock, one Class A warrant and one Class B warrant. The units were priced at $6.50 each in the offering.

Class A warrants entitle the holder to buy one common share at $9.75 a share. The Class B warrants entitle holders to buy one share at $13 a share.

The Class A and Class B warrants are exercisable at any time after they become separately tradable.The Company may redeem some or all of the warrants commencing six months after the initial public offering, after they become separately tradeable, at a price of $0.25 per warrant, on 30 days’ notice to the holders. The Company may redeem the Class A warrants only after the closing price of one share of common stock has been at or above 200% of the unit offering price for five consecutive trading days. The Company may redeem the Class B warrants only if its gross revenue, for any period of twelve months preceeding the notice is equal to or greater than $100 million. On July 27, 2007, the units separated into common stock and warrants and the stock and each warrant commenced trading, individually, on that date, on the Nasdaq Capital Market under the symbols: FOOD for the common stock, FOODW for the Class A warrants and FOODZ for the Class B warrants. The Units ceased to trade on that date.

The Class A and Class B warrants expire on June 27, 2012.

A portion of the proceeds from the initial public offering were used to (a) acquire the partnership interests in Allison’s for $1.5 million in cash and a deferred payment of $1.0 million (see Note 22), (b) repay a short-term borrowing of $2.0 million which was used to complete the extension of our existing facility, and (c) repay our bank line of credit of $2.7 million. The remainder of the proceeds are expected to be used to construct or acquire one or more new facilities and to supplement our working capital for general corporate purposes.

(14)	Income Taxes

Income tax expense (benefit) for the three months and nine months ended September 30, 2007 and 2006, consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
	-	-	-	-
Deferred:
Federal	55,122	(280,473)	103,539	(503,072)
State	6,488	(33,010)	12,186	(59,208)
	61,610	(313,483)	115,725	(562,280)
Total income tax expense (benefit)	$61,610	$(313,483)	$115,725	$(562,280)

Deferred tax assets (liabilities) are as follows:

	September 30,	December 31,
	2007	2006
	(unaudited)
Net operating loss carryforward	$478,090	$613,749
Oklahoma Job and Investment Credits	99,737	99,737
Depreciation	(526,566)	(535,394)
Other	59,850	48,744
Net deferred tax asset	$111,111	$226,836

Current portion	$35,823	$24,717
Non-current portion	75,288	202,119
	$111,111	$226,836

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

The Company is not currently subject to any specific audit by any federal, state or local taxing authority. There are no unrecognized tax benefits or tax positions previously taken which could give rise to uncertainty, and therefore there are no calculations or classifications of interest, penalties or effects on income tax rates related to such uncertainties. The Company has taken the position that the acquistion of Allison's is a non-taxable transaction.

As of September 30, 2007, the Company has a net operating loss carryforward of $1,258,133 which, if unused, will commence expiring in 2018 and state new jobs/investment credit carryforwards totaling $99,737 of which, if unused, $12,170 will expire on December 31, 2007.

Actual income tax expenses differ from "expected" income tax, computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Computed "expected" income taxes	$53,453	$(307,131)	$(117,778)	$(544,177)
State income taxes, net of federal
income tax	9,433	(54,200)	(20,784)	(96,031)
Permanent difference due to
amortization of equity transactions	-	95,625	191,250	95,625
Utilization of net operating loss carryforwards
against current income and other, net	(1,276)	(47,777)	63,037	(17,697)
	$61,610	$(313,483)	$115,725	$(562,280)

(15)	Operating Leases

The Company has noncancelable long-term operating leases for certain distribution equipment with various expiration dates and one lease for refrigerated warehouse space. The equipment leases require the Company to pay a base rate plus specific mileage amounts. Future minimum annual lease payments for these long-term leases for the next five years ending September 30,

(unaudited)
2008	$421,491
2009	267,687
2010	95,748
2011	30,449
2012	-
$815,375

(16)	Employee Benefit Plans

In 2002, the Company adopted a Flexible 401(k) plan covering all full-time employees with a minimum of one year of service. The Company makes contributions under the plan at an amount equal to 25 percent of the employee’s elective deferral rate, up to a maximum of 4 percent of the employee’s compensation. The Company's contributions to the plan during the three months and nine months ended September 30, 2007 and 2006 were $6,640, $4,386, $11,081 and $7,655, respectively.

In August 2006, the Company adopted a stock option plan providing for potential awards of up to 1,000,000 options to purchase shares. No options have been issued under the plan.

(17)	Major Customers

The Company has supply arrangements with three retailers, representing about 8 percent, 6 percent and 5 percent of its gross revenues respectively, for the three months ended September 30, 2007. The Company has supply arrangements with a certain distributor and a certain restaurant chain which account for approximately 14 percent and 8 percent of gross revenues, respectively. A change in one or more of these customer relationships could adversely affect the Company’s consolidated financial position, results of operations or cash flows.

(18)	Related Party Transactions

On June 30, 2007, Allison’s merged into the Company. Prior to the merger, the Company provided a discounted price for products sold to Allison's for use as ingredients in Allison’s products. All other transactions between the companies are at fair value.

During the six months ended June 30, 2007 and the nine months ended September 30, 2006, the Company’s sales, including freight services, to Allison’s and purchases from Allison’s were as follows (unaudited):

	Six months	Nine months
	ended June 30,	ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Sales of product to Allison's	$ 491,739	$ 644,637
Freight revenue from Allison's	207,634	456,113
Purchases from Allison's	285,403	449,726

Prior to the merger, the Company leased a portion of its facilities to Allison’s on an annual lease agreement. The Company and Allison’s shared utilities, sales and administration staff, and other facility expenses. Allison’s reimbursed the Company for its portion of the shared expenses through periodic reimbursement. A summary of the shared expenses for the six months and nine months ended June 30, 2007 and September 30, 2006 are as follows:

	Six months ended June 30, 2007 (unaudited)	Nine months ended September 30, 2006 (unaudited)

Rents	$ 219,805	$ 252,824
Utilities	79,220	158,744
Salaries	86,812	161,238

At December 31, 2006 amounts due from Allison’s were $144,243. Accounts payable related to purchases from Allison’s were $69,502 at December 31, 2006. Amounts payable and receivable between the companies as of September 30, 2007 are eliminated in consolidation on the consolidated balance sheet.

(19)	Commitments and Contingencies

The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at September 30, 2007, which would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

(20)     Cimarron Holdings, L.L.C.

The Company’s two shareholders (prior to the initial public offering) each had a 50 percent ownership in Cimarron Holdings, LLC. (“Cimarron”). Cimarron owns an airplane that is used by Company management. The Company has not guaranteed the obligations of Cimarron, but is making the debt service payments for Cimarron, as well as all of the costs of maintenance and operations of the airplane. The airplane is under contract for sale.

The Company’s consolidated financial statements include the financial statements of Cimarron. The consolidation of Cimarron increased the Company’s consolidated total assets and liabilities at September 30, 2007 and December 31, 2006 as follows:

	September 30,	December 31,
	2007	2006
	(unaudited)
Total assets	$ 184,311	$ 219,665
Total liabilities	217,945	242,586

Subsequent to September 30, 2007, Cimarron reached a tentative agreement to sell the airplane for estimated net proceeds of $250,000.

(21)    Acquisition of Allison's

On June 30, 2007, the Company acquired (i) 60 percent of the limited partnership interests in Allison’s from Mark Vaughan, our President and Chief Operating Officer, and Vernon J. Brandt, our former Vice President – Operations, for nominal consideration, (ii) the general partnership interest in Allison’s from Braxton Management, Inc., in return for our agreement to indemnify it from all liability as the former general partner of Allison’s, and (iii) the remaining 40 percent of the limited partnership interests in Allison’s from Herbert Grimes, our Chairman and Chief Executive Officer and Stan Gustas, our former Chief Financial Officer and current Vice President of Finance for a total price of $2,500,000, paid $1.5 million on the closing of our public offering on July 3, 2007, and the balance, plus interest at 10% per annum, on June 30, 2008 or the earlier closing of a defined equity financing.

We consummated these acquisitions pursuant to agreements dated April 20, 2007, as contemplated by the Prospectus for our initial public offering. Allison’s was acquired to increase our productive capacity for refrigerated prepared salads, increase our utilization of refrigerated delivery capacity and broaden our product line.

The purchase price of the 40 percent minority interest in Allison’s was $2.5 million. Of the total purchase price minority interests, $1.5 million was paid from the net proceeds of our initial public offering, which closed on July 3, 2007.

Mr. Grimes, through Braxton Management, Inc., owned 87.5 percent and Mr. Gustas 12.5% of such minority limited partnership interests and received $1,312,500 and $187,500 of such net proceeds respectively. They will receive the same percentages of the remaining $1.0 million balance of the purchase price upon the earlier of June 30, 2008, or the closing of an equity financing in which we raise at least $4.0 million in gross proceeds.

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

The acquisition of Allison’s was accounted for as a purchase and, accordingly, all assets and liabilities have been stated at their fair values at the date of the acquisition and are included in the accompanying consolidated balance sheet as of September 30, 2007.

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

The following table summarizes the statements of operations of Allison’s for the six month period ended June 30, 2007 and the nine month period ended September 30, 2006, respectively:

	Six Months Ended June 30, 2007	Nine Months Ended September 30, 2006

Net sales	$13,232,939	$8,234,671
Gross profit	2,390,135	1,339,621
Selling general and administrative expenses	1,462,715	933,363
Operating income	927,420	406,258
Interest expense	75,948	34,953
Net income	851,472	371,305

The results of operations prior to acquisition for Allison’s have not been included in the primary financial statements for the period of January 1, 2007 thru June 30, 2007, as incorporated in the statements of operations for the nine months ended September 30, 2007 and for the three months and the nine months ended September 30, 2006, since the transaction was consummated as of the close of business on June 30, 2007.

The following Unaudited Proforma Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and the nine months ended September 30, 2007 and 2006 give effect to the acquisition of Allison's as if it had occurred on or before January 1, 2006:

Vaughan Foods, Inc. and Allison's Gourmet Kitchens, LP
Unaudited Proforma Condensed Consolidated Statements of Operations

	Three Months Ended September 30, 2006
	Vaughan	Allison's	Acquisition		ProForma
	Historical	Historical	Adjustments		Post Acquisition
	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Net sales	$12,958,385	$5,648,110	($514,772)	A1	$18,091,723
Cost of sales	12,365,243	4,504,645	(584,285)	A2	16,285,603
Gross profit	593,142	1,143,465	69,513		1,806,120
Selling, general and administrative expenses	904,769	654,579	7,711	A3	1,567,059
Operating income	(311,627)	488,886	61,802		239,061
Rent income	69,513	-	(69,513)	A4	-
Interest expense	(669,108)	(33,988)	(25,000)	A5	(728,096)
Loss on sale of asset	(3,931)	-	-		(3,931)
Interest income	11,828	-	-		11,828
Other income and expense, net	(591,698)	(33,988)	(94,513)		(720,199)
(Loss) before income taxes	(903,325)	454,898	(32,711)		(481,138)
Income tax expense (benefit)	(313,483)	-	130,651	A6	(182,832)
Net (loss)	$(589,842)	$454,898	(163,362)		$(298,306)
Weighted average shares outstanding - basic and diluted	2,300,000				2,300,000
Net income (loss) per share - basic and diluted	$(0.26)				$(0.13)

Notes to Unaudited Proforma Condensed Consolidated Statements of Operations
Three Months Ended September 30, 2006

A1	Intercompany elimination of sales between Vaughan and Allison's in the amount of $514,772.
A2	Intercompany elimination of sales between Vaughan and Allison's, plus the rent paid by Allison to Vaughan in the amount of $514,772 and $69,513, respectively.
A3	Amortization of the customer list value of $7,711 (calculated by dividing the $154,210 acquisition valuation of customer list at the balance sheet date of June 30, 2007, amortized over 5 years).
A4	Elimination of intercompany rent income of $69,513 paid by Allison's to Vaughan.
A5	Proforma adjustment to reflect the interest expense at 10% on the deferred portion of purchase price of Allison's in the amount of $1,000,000.
A6	Proforma adjustment to record tax provision on pretax income using expected rate of 38%

Vaughan Foods, Inc. and Allison's Gourmet Kitchens, LP
Unaudited Proforma Condensed Consolidated Statements of Operations

	Nine Months Ended September 30, 2007
	Vaughan	Allison's	Acquisition		ProForma
	Historical	Historical	Adjustments		Post Acquisition
	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Net sales	$46,952,777	$13,232,939	($984,776)	B1	$59,200,940
Cost of sales	41,882,101	10,842,804	(1,204,581)	B2	51,520,324
Gross profit	5,070,676	2,390,135	219,805		7,680,616
Selling, general and administrative expenses	3,977,368	1,462,715	15,421	B3	5,455,504
Operating income	1,093,308	927,420	204,384		2,225,112
Rent income	219,805	-	(219,805)	B4	-
Interest expense	(1,726,715)	(75,948)	(50,000)	B5	(1,852,663)
Loss on sale of asset	(21,486)	-	-		(21,486)
Interest income	88,681	-	-		88,681
Other income and expense, net	(1,439,715)	(75,948)	(269,805)		(1,785,468)
(Loss) before income taxes	(346,407)	851,472	(65,421)		439,644
Income tax expense (benefit)	115,725	-	51,340	B6	167,065
Net (loss)	$(462,132)	$851,472	(116,761)		$272,579
Weighted average shares outstanding - basic and diluted	3,074,359				3,074,359
Net income (loss) per share - basic and diluted	$(0.15)				$0.09

Notes to Unaudited Proforma Condensed Consolidated Statements of Operations
Nine Months Ended September 30, 2007

B1	Intercompany elimination of sales between Vaughan and Allison's in the amount of $984,776.
B2	Intercompany elimination of sales between Vaughan and Allison's, plus the rent paid by Allison to Vaughan in the amount of $984,776 and $219,805, respectively.
B3	Amortization of the customer list value of $15,421 (calculated by dividing the $154,210 acquisition valuation of customer list at the balance sheet date of June 30, 2007, amortized over 5 years).
B4	Elimination of intercompany rent income of $219,805 paid by Allison's to Vaughan.
B5	Proforma adjustment to reflect the interest expense at 10% on the deferred portion of purchase price of Allison's in the amount of $1,000,000.
B6	Proforma adjustment to record tax provision on pretax income using expected rate of 38%

Vaughan Foods, Inc. and Allison's Gourmet Kitchens, LP
Unaudited Proforma Condensed Consolidated Statements of Operations

	Nine Months Ended September 30, 2006
	Vaughan	Allisons	Acquisition		ProForma
	Historical	Historical	Adjustments		Post Acquisition
	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Net sales	$39,276,344	$14,329,532	($1,550,476)	C1	$52,055,400
Cost of sales	36,819,422	11,760,607	(1,753,613)	C2	46,826,416
Gross profit	2,456,922	2,568,925	203,137		5,228,984
Selling, general and administrative expenses	3,121,357	1,652,995	23,132	C3	4,797,484
Operating income	(664,435)	915,930	180,005		431,500
Rent income	203,137	-	(203,137)	C4	-
Interest expense	(1,175,434)	(74,242)	(75,000)	C5	(1,324,676)
Loss on sale of asset	(3,931)	-	-		(3,931)
Interest income	40,142	-	-		40,142
Other income and expense, net	(936,086)	(74,242)	(278,137)		(1,288,465)
(Loss) before income taxes	(1,600,521)	841,688	(98,132)		(856,965)
Income tax expense (benefit)	(562,280)	-	236,633	C6	(325,647)
Net (loss)	$(1,038,241)	$841,688	(334,765)		$(531,318)
Weighted average shares outstanding - basic and diluted	2,300,000				2,300,000
Net income (loss) per share - basic and diluted	$(0.45)				$(0.23)

Notes to Unaudited Proforma Condensed Consolidated Statements of Operations
Nine Months Ended September 30, 2007

C1	Intercompany elimination of sales between Vaughan and Allison's in the amount of $1,550,476.
C2	Intercompany elimination of sales between Vaughan and Allison’s, plus the rent paid by Allison's to Vaughan in the amount of $1,550,476 and $203,137, respectively.
C3	Amortization of the customer list value of $23,132 (calculated by dividing the $154,210 acquisition valuation of customer list at the balance sheet date of June 30, 2007, amortized over 5 years).
C4	Elimination of intercompany rent income of $203,137 paid by Allison's to Vaughan.
C5	Proforma adjustment to reflect the interest expense at 10% on the deferred portion of purchase price of Allison's in the amount of $1,000,000.
C6	Proforma adjustment to record tax provision on pretax income using expected rate of 38%

(22)	Allison’s Acquisition of Wild

Effective June 1, 2006, Allison's acquired certain assets and assumed certain liabilities of Wild and All For One, Inc. (together, “Wild”). Wild produces refrigerated food products for food service and retail customers. The purchase price was comprised of a cash payment of $7,000, Notes payable to the sellers totaling $250,000, assumption of (i) a mortgage loan of $154,000, (ii) a line of credit loan of $23,000, (iii) a capital lease of $9,000, and (iv) accounts payable and other liabilities of $236,000.

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

The following is a summary of the amounts capitalized and amortized to expense since the inception of the agreement to acquire Wild:

	From Acquisition Through December 31, 2006	During the Nine Months Ended September 30, 2007	Cummulative as of September 30, 2007

		(unaudited)
Contingent purchase price costs capitalized	$220,605	$590,674	$811,279
Less: amortization of intangible assets	(7,920)	(114,042)	(121,962)
Net book value	$212,685	$476,632	$689,317

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

General

We process and package value-added, refrigerated foods which we distribute to our customers three or more times per week in our fleet of refrigerated trucks and trailers. Distribution is concentrated in the 13-state marketing area within a 500 mile radius of our plant in Moore, Oklahoma, a suburb of Oklahoma City, consisting of all or portions of the states of Arkansas, Colorado, Illinois, Iowa, Kansas, Louisiana, Mississippi, Missouri, Nebraska, Oklahoma, New Mexico, Tennessee and Texas. Our marketing area is largely determined by the short shelf life of our products and, to a lesser extent, by the cost of refrigerated shipping.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that effect the amounts reported in the Company’s consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and our estimates, assumptions and judgments routinely require adjustment. The amounts of our assumptions regarding assets and liabilities reported in our consolidated balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by the critical estimates and assumptions which are used for, but not limited to, the accounting for inventory, rebates, impairment of long-lived assets, and allowance for credit losses. Actual results could differ from these estimates and such differences could be material.

Inventory: Inventory purchases and purchase commitments are based upon forecasts of demand. Our inventory is stated at the lower of average cost (which approximates first-in, first-out) or market. Inventory turns rapidly due to the nature of our fresh products and, accordingly, market valuation is not a major challenge. If we believe that demand no longer allows us to sell certain inventory above cost or at all, then we revalue that particular inventory to market or charge-off excess inventory levels. If customer demand subsequently differs from our forecasts, requirements for inventory revaluations and charge-offs could differ from our estimates. We have not experienced material inventory revaluations or charge-offs and manage inventory levels of both perishable and non-perishable supplies to minimize the effects of any revaluations.

Customer Rebates: The estimates and reserves for rebates are based on specific rebate programs, expected usage and historical experience. Actual results could differ from these estimates. In some programs, we accrue expense based on anticipated purchase volume under the program. Greater than anticipated volume under the program would result in a charge to earnings. We have not experienced material charges to earnings under our rebate programs in the past but could do so in the future.

Allowance for Credit Losses: The allowance for credit losses is based on our assessment of the collectibility of specific customer accounts and an assessment of political and economic risk as well as the aging of the accounts receivable. If there is a change in a customer’s creditworthiness or actual defaults differ from our historical experience, our estimates of recoverability of amounts due us will be affected. We continually monitor customer accounts for indications of a customer’s inability to pay. Overdue accounts get special attention. Our recent losses on charged-off accounts have not been material.

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

Comparison of Three Months Ended September 30, 2007 and 2006

We recorded net income for the third quarter of 2007 of $96,000, or $0.02 per share, compared with a net loss of $590,000 or $0.26 per share during the third quarter of 2006. Our operating results were positively affected primarily by the acquisition of Allison’s Gourmet Kitchens (Allison’s) and its subsidiary Wild About Food. Our operating results were also positively affected by the completion of our initial public offering, allowing us to pay off debt and access additional working capital.

Net sales. Net sales increased by $7,515,000, or 58.0 percent in the third quarter of 2007, compared to the third quarter of 2006. The acquisition of Allison’s represents $6,780,000 or 90.2% of the increase. The amount of credit memos processed for returns of lettuce products decreased in the third quarter of 2007, compared to the same quarter of 2006, primarily due to the higher quality of raw materials resulting from the 2007 growing season for iceberg lettuce. We shipped 0.2 million fewer pounds of product during the 2007 quarter compared to the same quarter of 2006 however, the average price per pound was $0.04 higher in the 2007 quarter. The higher sales price per pound and reduced returns of lettuce products represents increase in net sales of $735,000 related to our fresh cut vegetable business.

Gross profit. Our gross profit percentage was 12.7 percent for the 2007 quarter, compared to 4.6 percent a year earlier. Our gross profit increased by $2,004,000, of which $1,027,000 was due to the acquisition of Allison’s. Our gross profit in fresh cut vegetable business increased $977,000 due to higher overall sales prices and higher quality raw materials, which provided for higher efficiency in the production process. We experienced higher labor efficiency due to less labor required to trim vegetables and lower raw material costs due to increased yields, also a result of less trimming of vegetables.

Selling, general and administrative expenses. Our selling, general and administrative expenses amounted to $2,174,000 in the third quarter of 2007, compared with $905,000 in the year-earlier quarter. Selling, general and administrative expenses for Allison’s were $804,000. We experienced higher costs during the quarter due to operating as a public company in the form of salaries, investor relations and legal and professional fees in the amount of $338,000. In addition, we experienced higher liability insurance costs of $44,000, higher travel expenses of $55,000 and other expense increases of $28,000.

Other income and expense. Other income and expense amount to a net expense of $266,000 during the third quarter of 2007, compared to a net expense of $592,000 in the year-earlier quarter, a decrease of $326,000, consisting primarily of a decrease in interest expense of $339,000, and an increase in interest income of $56,000 due to debt reduction and interest collected on cash balances enabled by investing the proceeds from the initial public offering. The interest expense and income amounts are partially offset by a decrease in rent income, which was previously collected from Allison’s. Interest expense totaled $330,000 during the third quarter, compared to $669,000 in the year-earlier quarter. The lower interest costs were attributable to retirement of debt with use of the proceeds from the initial public offering.

Income tax expense (benefit). We recognized an income tax expense of $62,000 during the third quarter of 2007, which is comparable to expected federal and state tax rates. During the third quarter of 2006, we recognized an income tax benefit of $313,000 due primarily to an operating loss, and utilization of net operating loss carryforwards.

Comparison of Nine Months Ended September 30, 2007 and 2006

We recorded a net loss for the first nine months of 2007 of $462,000, or $0.15 per share, compared with a net loss of $1,038,000, or $0.45 per share during the nine months ended September 30, 2006. Our operating results for the nine month period were positively affected by the acquisition of Allison’s and by the completion of our initial public offering, in the third quarter.

Net sales. Net sales increased by $7,676,000, or 20.0 percent in the first nine months of 2007, compared to the corresponding period of 2006. The acquisition of Allison’s represents $6,780,000 or 88.3 percent of the increase. The amount of credit memos processed for returns of lettuce products decreased in the second and third quarters of 2007, compared to the same quarters of 2006, primarily due to the higher quality of raw materials resulting from the 2007 growing season for iceberg lettuce. We shipped 0.4 million fewer pounds of product during the 2007 period than in the year-earlier period however, the average selling price per pound was $0.07 higher in the 2007 period. The decline in pounds shipped was substantially all in the lettuce category, as demand for lettuce decreased in 2007 as a result of public concern over lettuce-borne pathogens. The higher sales price per pound and reduced returns of lettuce products represents an increase in net sales of $896,000 related to our fresh cut vegetable business.

Gross profit. Our gross profit percentage was 10.8 percent for the 2007 period, compared to 6.3 percent a year earlier. Our gross profit increased by $2,614,000. The acquisition of Allison’s contributed $1,027,000 to the consolidated gross profit. The gross profit increase of $1,587,000 in the fresh cut vegetable business is due to higher overall prices, a reduction of business with certain unprofitable customers and higher quality of raw materials. We experienced higher production efficiencies in labor and raw material yields due to less trimming of vegetables in the production process.

Selling, general and administrative expenses. Our selling, general and administrative expenses amounted to $3,977,000 in the first nine months of 2007, compared with $3,121,000 in the year-earlier period, a increase of $856,000, or 27.4 percent. Allison’s selling, general and administrative expenses were $804,000. The increase in expenses related to the fresh cut vegetable business of $52,000 is due to a decrease in expenses related to reductions in administrative salaries, commissions to brokers and curtailments in sales training programs instituted during the third quarter of 2006, offset by an increase in the third quarter of 2007 primarily due to costs associated with being a public company.

Other income and expense. Other income and expense amount to a net expense of $1,440,000 during the first nine months of 2007, compared to a net expense of $936,000 in the year-earlier period, an increase of $504,000, consisting primarily of an increase in interest expense of $551,000, and a loss on the sale of assets of $21,000, partially offset by an increase in rent income and interest income of $68,000.

Interest expense totaled $1,727,000 during the first nine months of 2007 compared to $1,175,000 in 2006. The higher interest costs were primarily attributable to higher levels of indebtedness resulting from bridge loans outstanding, which were retired during the third quarter of 2007 with use of proceeds from the initial public offering.

Income tax expense (benefit). We recognized income tax expense of $116,000 during the first nine months of 2007, attributable to amortization of equity transactions, which represents a permanent difference in tax and book income amounts. During the first nine months of 2006, we recognized an income tax benefit of $562,000 due primarily to an operating loss, and utilization of net operating loss carryforwards.

Pro-forma Results

Our pro-forma results include the following major assumptions:

a)	That Allison’s had been acquired on January 1, 2006;

b)	An effective income tax rate of 38 percent; and

c)	That all intercompany transactions between Vaughan and Allison’s had been eliminated in consolidation;

Actual revenues for the three months ended September 30, 2007 increased $2.4 million or 13.2 percent compared to pro forma based revenue for the same period of 2006. The increase in revenue is due to the addition of a certain major customer in June 2007 by Allison’s and by less significant customers in the fresh cut vegetable and prepared salads businesses. Gross profit is $2.6 million or 12.7 percent of revenues, compared to $1.8 million, or 10.0 percent of revenues in the same period of the previous year. The increase in gross profit resulted from revenue growth in the higher margin prepared foods business and the availability of higher quality raw materials in the fresh cut vegetable business. Operating income was $423,000 compared of $239,000 in 2006.

On a pro forma basis, revenues increased in the nine months ended September 30, 2007 by 13.7 percent to $59.2 million, compared to $52.1 million in the nine months ended September 30, 2006. The increase in revenues was attributable to the addition of Wild in June 2006 by Allison’s and the addition of a certain major customer in June 2007 by Allison’s. Gross profit was $7.7 million, or 13.0 percent of revenues, compared to $5.2 million, or 10.0 percent of revenues in the same period of the previous year. The increase in gross profit resulted from revenue growth in the higher margin prepared foods business and the availability of higher quality raw materials in the fresh cut vegetable business. Operating income was $2.2 million compared to $0.4 million in 2006.

Pro forma net income for the first nine months of 2007 was $273,000, or $0.09 per share, compared to a net loss of $531,000, or $0.23 per share.

Liquidity and Capital Resources

Historically, we have financed our liquidity requirements through internally generated funds, senior bank borrowings, and the issuance of other indebtedness. In addition to the proceeds of the public offering, we believe these sources remain viable financing alternatives to meet our anticipated cash requirements.

Cash used by operating activities is $752,000 for the nine months ended September 30, 2007 compared to cash provided by operating activities of $887,000 in the same period of the previous year. We have two lines of credit available through our subsidiaries, $1,000,000 with Allison’s and $600,000 with Wild. Short –term borrowings under these lines of credit were $79,000 as of September 30, 2007.

Our Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) is $821,000 for the three months ended September 30, 2007.

Cash and cash equivalents at September 30, 2007 were $3,210,000. We had working capital (current assets minus current liabilities) of $1.8 million at September 30, 2007. The successful completion of our public offering on July 3, 2007 has improved our working capital position, allowed for the retirement of certain indebtedness and provided the necessary financing to fund our expansion and other normal operating expenses. However, we can provide no assurance that our actual cash requirements will not be greater than we currently expect.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk. Market risks consist of interest rate fluctuations and commodity price fluctuations as further described below.

Interest Rate Risks. We are subject to market risk from exposure to fluctuations in interest rates. Some of our debt instruments contain variable interest rates adjusted quarterly and indexed by different published rates. Long-term debt, totaling $3,470,000, secured by real estate and other assets has variable rates indexed by LIBOR and other lending institution Base Rates.

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

PART II — OTHER INFORMATION ITEM 1. LEGAL PROCEEDINGS.

Item 1.  Legal Proceedings

We are not a party to any material legal proceedings. We could become involved in litigation from time to time relating to claims arising out of our ordinary course of business.

Item 1A.  Risk Factors

Our Amendment No. 10 to Form S-1, which was declared effective by the U.S. Securities and Exchange Commission on June 27, 2007, includes a detailed discussion of our risk factors. Since that time, there have been no material changes to our risk factors.

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

Based on our current cash and cash equivalents balances, we expect that we will have sufficient resources to fund our operations for the next twelve months. We have used the proceeds of our initial public offering as follows:

Use of Proceeds	Amount	Percentage

Acquisition of Allison’s	$1,500,000	13.4%
Payment of short-term borrowings incurred in connection with expansion of the existing facility	2,000,000	17.9%
Repayment of debt, excluding accrued interest	2,821,304	25.2%
Working capital	1,136,486	10.2%
Temporary investments	3,721,971	33.0%
Total	11,179,761	100.0%

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K.

Exhibit No.	Description

10.3	Equity Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted
Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted
Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as
Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 9, 2007

Vaughan Foods, Inc.

	By:	/s/ Herbert B. Grimes
Herbert B. Grimes
Chairman of the Board of Directors and
Chief Executive Officer

(Principal Executive Officer)

Dated: November 9, 2007

Vaughan Foods, Inc.

	By:	/s/ Gene P. Jones
Gene P. Jones
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.3	Equity Incentive Plan

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as
Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as
Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350,
as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.