Form 10-K
period 2007-12-31
Vaughan Foods, Inc.
filed 2008-03-21
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007 OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-33446

VAUGHAN FOODS, INC.
(Exact name of registrant as specified in its charter)

Oklahoma (State or other jurisdiction of incorporation or organization)	73-1342046 (I.R.S. Employer Identification No.)
216 N.E. 12th Street, Moore, OK (Address of principal executive offices)	73160 (Zip Code)

(405) 794-2530
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value per share	The NASDAQ Stock Market LLC and Boston Stock Exchange
Class A Common Stock Purchase Warrants	The NASDAQ Stock Market LLC and Boston Stock Exchange
Class B Common Stock Purchase Warrants	The NASDAQ Stock Market LLC and Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No   ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐  No   ☑

As of June 29, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $13.9 million, based on the closing price on such date of the registrant’s common stock on the Nasdaq Capital Market.

Number of shares outstanding of the registrant’s common stock, as of March 15, 2008:

Class	Shares Outstanding
Common Stock, $0.001 par value per share	4,623,077

List hereunder the following documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the Registrant’s definitive Proxy Statement to be filed no later than 120 days following December, 31, 2007 are incorporated by reference into Part III.

VAUGHAN FOODS, INC.
Form 10-K
For the fiscal year ended December 31, 2007
TABLE OF CONTENTS

PART 1

ITEM 1—BUSINESS

Overview

We process and package value-added refrigerated foods which we distribute to our customers three or more times per week in our fleet of refrigerated trucks and trailers. We sell primarily to food service distributors, restaurants, and retail chains. Our products consist of fresh-cut fruits and vegetables, refrigerated prepared salads, and refrigerated soups and sauces. Before 2002, our product line consisted primarily of fresh-cut produce which we packaged and sold to food service customers, such as restaurants. In 2002, we expanded our operations into a more diverse line of refrigerated foods, to provide opportunities for greater profit margins. Initially, we added a limited number of refrigerated, prepared salads. Our fresh-cut vegetable and prepared salads facilities are operated within our production facility in Moore, Oklahoma. Our prepared salads operation uses our fresh-cut produce in its operations. The following represents our current distribution area:

All Products
Prepared Foods Only (shelf life >30 days)

History

We were organized in 1989 under the laws of the state of Oklahoma as a successor to a family business that commenced operations in 1961. In March 2003, three of our officers, together with our current Chairman and Chief Executive Officer, Herb Grimes, founded Allison’s Gourmet Kitchens, LP (“Allison’s”), to manufacture a line of refrigerated, prepared salads for retail outlets, our historical food service customers and restaurant chains. In June of 2006, Allison’s acquired Wild About Foods, Inc. (“Wild”), a processor of soups, stews, sauces and side dishes, located in Fort Worth, Texas. Allison’s was acquired as a wholly owned subsidiary in connection with the successful completion of our initial public offering in July 2007.

Segment Reporting

The Company operates in a single reportable operating segment that consists of selling various ready-to-eat food products procured and processed in a vertically integrated manner through its own distribution channel.

Processing, Packaging and Delivery

Our fresh-cut produce is processed and packaged in refrigerated production rooms. Vegetables are inspected, defective items are removed and the remaining vegetables are then cut, washed and sanitized in chilled chlorinated water. This washing process helps to increase shelf life and minimize the risk micro-organisms that might cause food-borne illnesses. Produce is then spin-dried and elevated to an automatic scale and form-fill and seal packaging machine. Finally, finished products are packed in sizes that fit customer’s needs, and boxed to insure that delicate items arrive at the customer’s door in good condition. Most items are made to order daily for maximum freshness, shelf-life and quality. Orders are pulled and palletized in a finished goods cooler, with each pallet tagged by customer and contents to assure delivery to the proper destination.

The degree of freshness of our products is dependent upon distance to market and delivery schedules of our foodservice distributor customers. In order to ensure freshness of product, we maintain a fleet of 30 trucks and 34 fifty-three foot refrigerated trailers, running 55 outbound routes per week. Trucks are pre-cooled before being loaded from our refrigerated loading dock. We deliver cut-to-order products three or more times a week, and up to six times a week to foodservice distributors. While our frequent delivery schedule is expensive, we believe that it helps our marketing efforts by emphasizing the freshness and quality of our products. To assure freshness to the ultimate consumer, we urge our customers to use first-in/first-out inventory control.

We observe “Good Manufacturing Practices,” as established by the U.S. Food and Drug Administration and the U.S. Department of Agriculture, and we are audited by several independent inspection groups to assure that production operations meet or exceed safety standards. We believe these controls assure our customers of consistently high quality products.

Products

Our principal products fall into two categories: (a) refrigerated prepared salads, soups and side dishes, which includes beans, cole slaw, dessert salads, dips, meat salads, pasta salads, potato salads, soups and sauces; and (b) fresh-cut produce, which includes lettuce, cabbage, tomatoes, onions, peppers, fruits, a variety of other vegetables and blends of vegetables. We produce fresh-cut products in a variety of food service and retail package sizes, including custom vegetable mixes and custom sized packages for our large volume customers. Fresh-cut products are sold primarily to restaurant chains, food service businesses, institutional users and, to a lesser extent, retail chains while the bulk of our refrigerated prepared salads are sold to grocery store deli departments, food service distributors and regional restaurant chains.

Delivery System and Hauling Services

We reduce the costs of our delivery system and also generate revenue from our transportation assets by hauling product for others, either by backhauling or Third-Party Logistics (3PL). In backhauling we find freight for our empty trucks at or near the termination points of our own routes, then transport that freight back to the vicinity of our facility. Backhauls produce lucrative “Less- Than-Truckload” rates for our regional business. In 3PL we warehouse and transport other firms’ goods that have similar distribution requirements to our own products. Though lucrative, our 3PL service is limited by insufficient warehouse space. However, our national growth plans call for increased 3PL capability through renting of additional warehouse space and increasing the ratio of refrigerated trailers to trucks.

We have invested heavily in our delivery system because it is the key element that ties our product lines together. Our products are perishable and have shelf lives ranging from a few days to a maximum of 45 days. To ensure the freshness and quality of our products we distribute them three times per week, or for some large customers, daily, in our own fleet of 30 trucks and 34 fifty-three foot refrigerated trailers. Our delivery system is flexible and responsive to our customers’ needs and meets the current consumer demand for high quality, fresh food items. Our pattern of frequent delivery also builds strong customer loyalty.

Agricultural and Other Supplies

We purchase fresh produce from approximately 50 suppliers in five growing regions of California, Arizona, Colorado, Florida and Mexico. Purchasing produce from a number of different growing regions helps keep cost in control and protects our supply chain against adverse growing factors and seasonal variability in production. This supplier and geographic diversity also reduces our risk of shortfalls in supplies due to natural disasters, labor disruptions and other supply interruptions in any one area. We purchase other ingredients for our processed refrigerated prepared salad line and packaging material from a limited number of suppliers, but believe that all of these ingredients and other supplies are generally available in the marketplace at competitive prices. To keep costs down and maintain quality we have long-term established relationships with many of our suppliers and purchase an important part of our fresh produce pursuant to seasonal buying contracts. All produce is purchased directly from growers to further ensure consistent supply and quality.

Our quality assurance department inspects each incoming load to insure that it meets our standards. All raw product is stored in our temperature monitored, refrigerated warehouse prior to use. We track all items from the field to the customer and adhere to a strict first-in/first-out inventory control system.

We believe that our raw produce costs are higher than those of our major West Coast processor competitors. We are seeking to reduce our costs through coordinated buying programs with other regional processors with quality standards similar to our own. However, we may not be able to reach agreement with these other processors and coordinated buying may not lower our cost of raw produce.

The availability of raw produce, specifically lettuce, is subject to short-term fluctuations in quality and price primarily due to weather conditions and growing seasons. The effects of increases in cost, shortages of supply and decreases in quality may have material, adverse effects on our profitability. Lettuce purchases comprise 11% of our total cost of sales. See also Item 1A–Risk Factors.

Marketing and Sales

Fresh-cut produce products are marketed and sold to restaurant chains, food service businesses, institutional users and, to a lesser extent, to retail stores and their suppliers. Refrigerated prepared salads are marketed and sold primarily to grocery store deli departments and food service distributors. Our products are currently provided to approximately 186 end-user recurring revenue accounts throughout the Plains States, Southwest, Southeast and recently in the Northeast.

Consistent demand enables us to enter into regular supply contracts with growers, helping to insure consistent sourcing.

We offer our customers a wide range of ready-to-order quality products in convenient packaging types and sizes. We also provide added value by creating custom vegetable mixes and custom sized produce cuts to fill special needs of large volume customers. Unlike some of our larger national competitors, we can produce and deliver these customized “cut-to-order” fresh-cut products to distributors in less than two days. Our wide product mix enables our distributors to differentiate our products from those of our competitors when selling to their restaurant and institutional accounts.

In marketing our products we emphasize their freshness and quality. We also highlight our ability to package products in a wide variety of styles and sizes to meet customer demand. We can also quickly satisfy private labeling or recipe requirements, special packaging needs, frequent delivery schedules and can tailor pricing and promotional programs in coordination with customer programs.

We also promote our products by providing vital educational information to foodservice distributors and their end-user customers. Our marketing materials stress the benefits of fresh-cut produce and emphasize how fresh-cut produce meets the needs of restaurant and institutional food service professionals. We also plan to provide our distributors with information regarding yield and cost comparisons between whole produce and our fresh-cut products, food safety facts obtained from government and research groups, such as the Center for Disease Control, the need for the products which are sanitized of harmful micro-organisms that can cause food-borne illnesses and the freshness of our cut-to-order products when compared to those delivered from the West Coast, emphasizing shelf-life at the time of delivery. Proposed additional regional advertising will focus attention on the benefits of a regional fresh-cut processor. We believe that the training, marketing materials and high level of customer support which we provide are important components of our marketing efforts.

Competition

In our fresh-cut produce business we compete against large national processors, regional processors and local “chop shops.” The national processors typically have production facilities on the West Coast near the farms that grow much of the produce that they process. We believe that the national processors may enjoy cost advantages in buying produce. They have significantly greater financial and human resources and, in some cases have established, or are seeking to establish, regional processing facilities outside the West Coast to move closer to their customers. We compete successfully with these processors based upon the quality and freshness of our product, our ability to have speedy delivery within our primary market area and our ability and willingness to configure and package our product to meet the needs of our customers. We compete with our regional processor competitors on the same basis, but also on price. Price and quality are also particularly important in our competition with store based or local processors, often referred to as “chop shops.” If we and other regional competitors increase our market share, the major national processors may offer special pricing promotions aimed at retaining business or seek to acquire regional processors in order to supply a fresher product to local market and gain the other advantages of a local presence. We believe that we can compete with all categories of competition.

In our refrigerated prepared salad business we believe we compete successfully on the basis of the quality of our products, our customer service and our record for frequent, on-time, delivery.

We believe that we have a number of competitive strengths that in combination contribute to our ability to compete with major national and regional processors of fresh-cut produce and refrigerated prepared salads, particularly:

•

Frequent deliveries. We deliver our perishable and short shelf life products three or more times per week. Our frequent deliveries coupled with our assistance to customers on how to handle our products on a “first in—first out” basis insure the freshness of our product to the ultimate consumer.

•	Distribution capability. We maintain a fleet of 30 trucks and 34 refrigerated trailers giving us rapid delivery capabiltiy and strong logistical control.

•

Diverse and customized products. We offer a diverse range of ready-to-eat quality products in convenient packaging types and sizes. We can also deliver customized “cut-to-order” fresh-cut produce to distributors in less than two days.

•

Single source supplier. As a single source supplier of both packaged fresh-cut salads and refrigerated prepared salads and soups, we allow customers the opportunity to consolidate their sources of supply.

•

Diverse sources of supply. We purchase raw materials from multiple suppliers in multiple geographic growing regions. In 2007, we started a program to contract directly with growers of lettuce to further ensure our supply of raw materials.

•	Broad customer base. No individual customer (or distinct purchasing unit of a consolidated national distributor) accounts for greater than 10 percent of our gross sales.

Intellectual Property

We hold rights to the following brand names and United States trademarks:

•	“Fresh Fixins®”

•	“Allison’s Gourmet Kitchens and Design™”

•	“Vaughan Foods™”

•	“Serve Fresh Kits™”

•	“Wild About Food and Design™”

•	“Greenlight™ Ag Safety”

We believe that brand name recognition and the product quality associated with our brands are key factors in the success of our products. We rely on a combination of trademark and, with respect to our proprietary recipes, trade secret law to protect our intellectual property rights. We are not currently aware of any material challenge to our ownership of our major trademarks.

Government Regulation

We are subject to extensive regulation by the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the U.S. Environmental Protection Agency, the U.S. Department of Transportation and state and local authorities in jurisdictions where our products are processed or sold. Among other things, these regulations govern the processing, packaging, storage, distribution and labeling of our products. Our processing facility and products are also subject to periodic and surprise compliance inspections by federal, state and local authorities. We are also subject to environmental regulations governing the discharge of air emissions, water and food waste, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Amendments to existing statutes and regulations, adoption of new statutes and regulations, increased production at our facility as well as our expansion into new operations and jurisdictions may require us to obtain additional licenses and permits and could require us to adapt or alter methods of operations at costs that could be substantial. Compliance with applicable laws and regulations may adversely affect our business. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, which could have a material adverse effect on our business.

In March 2007 the FDA issued draft final guidance containing non-binding recommendations for the operation of fresh-cut fruit and vegetable processing facilities. The guidance addresses worker health, hygiene and training, sanitary facility design and maintenance, building and equipment design, processing techniques, recall procedures and other matters. We participated in the comment process leading to the final draft guidelines and believe we are already in substantial compliance with these suggested guidelines as a result of our investment in quality assurance programs and the food safety aspects of our business.

In response to recent elevated consumer concern over food safety involving fresh produce, we have initiated a pre-harvest program, called “Greenlight Ag Safety” that focuses on the safety and quality of produce before purchase and shipment into our facilities. Under this program we conduct onsite surveys assessing potential sources of contamination, including well and irrigation water, and site analysis pertaining to nearby animal husbandry operations, animal infestations, field drainage and soil amendments. We take physical samples of produce prior to harvest and evaluate these samples for pathogenic organisms in a mobile testing facility at or near the crop location. This program is in a start-up phase and full implementation with all major raw materials is not expected until the third quarter 2008.

We are licensed under the Federal Perishable Agricultural Commodities Act, or “PACA,” which specifies standards for the sale, shipment, inspection and rejection of agricultural products, and governs our relationships with our fresh food suppliers with respect to the grading and commercial acceptance of product shipments. As a licensed commodity supplier under PACA, we are treated as a priority creditor in the event of the bankruptcy of our customers and are entitled to be paid out of PACA trust assets (produce inventory, products derived from that produce and cash and receivables generated from the sale of produce) prior to payments to other general creditors. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices.

The Surface Transportation Board and the Federal Highway Administration regulate our trucking operations. In addition, interstate motor carrier operations are subject to safety requirements prescribed by the U.S. Department of Transportation and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations. We believe that we are in substantial compliance with applicable regulatory requirements relating to our motor carrier operations. Failure to comply with the applicable motor carrier regulations could result in substantial fines or revocation of our operating permits.

Employees

As of December 31, 2007, we employed 430 people at our Moore, Oklahoma and Fort Worth, Texas facilities, of which 11 were corporate employees and 429 are full time employees. None of our employees are unionized. From time to time, we employ additional personnel on a part-time basis in manufacturing operations. We do not have collective bargaining agreements with respect to any of our employees. We believe that relations with our employees are satisfactory.

ITEM 1A—RISK FACTORS

In addition to the factors discussed elsewhere in the Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition and results of operations. Additional risks and uncertainties not presently known to the Company also may impair the Company’s business operations and financial condition.

If our products become contaminated or are mislabeled, we may be subject to product liability claims, product recalls and increased scrutiny by regulators, any of which could adversly affect our business.

Refrigerated products are vulnerable to contamination by organisms producing food-borne illnesses. These organisms are generally found in the environment, and, as a result, there is a risk that, as a result of food processing, they could be found in our products. Once contaminated products have been shipped for distribution, illness and death may result if the disease causing organisms are not eliminated by processing at the foodservice or consumer level. Also, products purchased from others for packing or distribution may contain contaminants that we are unable to identify. The risk can be controlled, but not eliminated, by use of good manufacturing practices and finished product testing. We may also encounter the same risks if a third party tampers with our products or if our products are inadvertently mislabeled. Shipment of adulterated products, even if inadvertant, is a violation of law and may lead to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies, any of which could have a material adverse effect on our reputation, business, prospects, results of operations and financial condition. Typically, when we purchase certain products or critical raw materials that we use in production, we require a “certificate of analysis” from the vendor showing that the product is free of certain bacteria. Nevertheless, in mid 2005, as a result of our routine internal product testing, we discovered possible contamination by listeria moncytogenes in three different products, produced on various different dates over a period of 25 days. We immediately recalled a total of 23,435 pounds of these products at a total cost to us of $65,000. The USDA Food Safety and Inspection Service has received no complaints of illness associated with consumption of those products.

Volatile agricultural commodity costs could increase faster than we can recover them, which could adversly affect our financial condition and operating results.

Our ability to process and distribute our products depends, in large part, on the availability and affordability of fresh produce. The prices for high quality fresh produce can be volatile and supplies may be restricted due to adverse weather conditions, plant disease and changes in agricultural production levels. The amount and quality of available produce can vary greatly from season to season, or within a season, and our suppliers may not be able to meet their contractual obligations, particularly during periods of severe shortages. Limitations of supply, or the poor quality of produce available under our season-long contracts, could force us to buy produce on the open market during periods of rapid price increases, thus significantly increasing our costs. We can sometimes pass these higher costs on to customers, but a number of factors, including price increases that are faster or more severe than we anticipate may result in cost increases that we are not able to fully recover. We were particularly adversely affected during the second quarter of 2006 when adverse growing conditions in Southern California reduced the supply of lettuce at a time when alternative supplies from other growing regions were not yet available and forced us to buy lettuce on the open market during a period of rapidly rising prices. We maintained customer goodwill by continuing to supply them with lettuce under our sale and supply contracts, though at a cost of significantly reduced gross profit and overall losses. We experienced adverse market conditions again in October 2007 for a period of three weeks, when our cost to purchase lettuce increased approximately $392,000. We were able to pass a portion of the increased cost on to our customers, partially offsetting the increased cost by $234,000. We expect that such conditions will recur from time to time and may have an adverse effect on our operating results when and if they do occur.

Increases in input costs, such as packaging materials and fuel costs, could adversely affect us.

The costs of packaging materials and fuel have varied widely in recent years, and future changes in such costs may cause our results of operations and our operating margins to fluctuate significantly. Fuel costs, which represent the most significant factor affecting transportation costs have generally increased over the last twenty-four months.

Changes in the prices of our products may lag behind changes in the costs of our materials. Competitive pressures also may limit our ability to quickly raise prices in response to increased packaging and fuel costs. Accordingly, if we are unable to increase our prices to offset increased packaging and fuel costs, our operating profits and margins could be adversely affected.

A material disruption at our processing plant could seriously harm our financial condition and operating results.

We process a majority of our products at our Moore, Oklahoma plant. Since we do not have operations elsewhere which could support our current volume of processed products, a material disruption at this plant would seriously limit our ability to deliver products to our customers. Such disruption could be caused by a number of different events, including: maintenance outages; prolonged power failures; equipment failure; a chemical spill or release; widespread contamination of our equipment; fires, floods, earthquakes, tornadoes or other natural disasters; or other operational problems. Any of these events would adversely affect our business, financial condition and operating results. In April 2006 we had to shut down the plant for 2 1/2 days due to an ammonia leak. We estimate that this occurrence cost us approximately $200,000.

A decline in the demand for fresh-cut salads, or in the consumption of refrigerated prepared salads, would have a material adverse effect on our business, financial condition and operating results.

The food industry is subject to changing consumer trends, demands and preferences. Medical studies detailing the healthy attributes of particular foods affect the purchase patterns, dietary trends and consumption preferences of consumers. From time to time, weight loss and control plans that emphasize particular food groups have been popular and have affected consumer preferences. Adverse publicity relating to health concerns and the nutritional or dietary value of our products could adversely affect consumption and, consequently, demand for our products. In addition, as all of our operations consist of the production and distribution of processed food products, a change in consumer preferences relating to processed food products or in consumer perceptions regarding the nutritional value of processed food products could significantly reduce our sales volume. A reduction in demand for our products caused by these factors would have a material adverse effect on our business, financial condition and operating results.

Competition in our industry is intense and we may not be able to compete successfully. An inability to compete successfully could lead to the failure of our business.

The food processing industry is intensely competitive. In the fresh-cut produce business we compete against large national processors, many with production facilities near farms that grow much of the produce supplying the United States markets, regional processors and store based or local processors often referred to as “chop shops.” The national processors have substantially greater financial and other resources than we do and some may enjoy cost advantages in buying produce. If we and other regional competitors increase our market share, the major national processors could respond by offering special pricing promotions aimed at retaining business or seek to acquire or build regional processing capacities, any of which could hamper our expansion plans.

In the refrigerated prepared salad business we compete against the largest company in this business and smaller regional processors. Our principal competitor has greater financial and other resources than we do. We expect similar competition in other markets in which we may seek to expand. If we cannot compete successfully against our competitors we will not be able to grow and expand our business and may not, if our competitive failures are severe enough, continue in operation.

Managing our growth may be difficult and our growth rate may decline, which may expose us to the risk that we cannot meet our obligations or service indebtedness. If we cannot compete successfully against our competitors we will not be able to grow and expand our business and may not, if our competitive failures are severe enough, continue in operation.

We have rapidly expanded our operations since 2000. This growth has placed, and continued growth will continue to place, significant demands on our administrative, operational and financial resources. There can be no assurance that this growth or the current rate of growth will continue. However, to the extent that our growth continues at a high rate, we expect it to place a significant demand on our managerial, administrative, operational and financial resources. Our future performance and results of operations will depend, in part, on our ability to successfully implement enhancements to our business management systems and to adapt those systems as necessary to respond to changes in our business. Similarly, our growth has created a need for expansion of our facilities and processing capacity. As we near maximum utilization of our facility or maximize our processing capacity, operations may be constrained, which could adversely affect our operating results, unless the facility is expanded, volume is shifted to another facility, or additional processing capacity is added. Conversely, as we add additional facilities or expand existing operations or facilities, excess capacity may be created. Any excess capacity would add to our overhead burden and also create inefficiencies which would adversely affect our operating results. We can provide no assurance that we will be able to successfully implement our growth plan. If our plan is not successful, we will have incurred significant obligations and ongoing expenses, which we may not be able to service from our existing cash flow. If we cannot service our debt from our then-existing cash flow and if we cannot obtain additional financing to service that debt we would be forced to curtail or terminate operations.

Our business operations could be disrupted if our information technology systems fail to perform adequately.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including among other things, fire, natural disasters, systems failures, security breaches, and viruses. Any such damage or interruption could have a material adverse effect on our business.

Government regulation could increase our costs of production and increase our legal and regulatory expenditures.

We are subject to extensive regulation by the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the U.S. Environmental Protection Agency, the U.S. Department of Transportation and state and local authorities in jurisdictions where our products are processed or sold. Among other things, these regulations govern the processing, packaging, storage, distribution and labeling of our products. Our processing facility and products are subject to periodic compliance inspections by federal, state and local authorities. We are also subject to environmental regulations governing the discharge of air emissions, water and food waste, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Amendments to existing statutes and regulations, adoption of new statutes and regulations, increased production at our facility as well as our expansion into new operations and jurisdictions may require us to obtain additional licenses and permits and could require us to adapt or alter methods of operations at costs that could be substantial. Compliance with applicable laws and regulations may adversely affect our business. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, which could have a material adverse effect on our business, which may expose us to the risk that we cannot pay obligations or service debt incurred in attempting to expand. Many of the fines and penalties can be assessed on the basis of the number of occurrences of a particular violation and, therefore, are not possible to meaningfully predict. We estimate that the expense of compliance with existing regulations of the U.S. Food and Drug Administration, U.S. Department of Agriculture, U.S. Environmental Protection Agency and U.S. Department of Transportation and related state and local authorities exceeds $100,000, annually.

Seizure of our workers, strikes, changes in immigration laws or increased labor costs could adversely affect our business.

As of December 31, 2007, we had 430 employees, none of whom are unionized. We believe that a substantial number of our factory workers are immigrants. Though we require all workers to provide us with documentation showing that they can be legally employed in the United States of America, some of our workers may have, without our knowledge, provided improper documentation. Improperly documented workers can be subject to seizure and deportation. Various immigration reform bills have been introduced to the U.S. Congress in the recent past. We cannot accurately predict the effect, if any, on our work force of any immigration reform actions that may become law. Effective November 1, 2007, Oklahoma State House Bill 1804 became law making it illegal for any person or organization to knowingly harbor or transport illegal immigrants. Our responsibilities under this bill will increase on July 1, 2008, when we will be required to document an electronic verification process of prospective new employees with the Social Security Administration. Following the November 1, 2007 effective date of the bill, we have experienced a decline in the number of qualified applicants seeking employment. Any material labor disruption, as a result of seizure of our workers, strikes or changes in immigration law, or significantly increased labor costs at our facilities in the future, could have a material adverse effect on our business, financial condition and operating results.

We depend upon the continued services of certain members of our senior management team, without whom our business operations would be significantly disrupted.

Our success depends, in part, on the continued contributions of our executive officers and other key employees. Our management team has significant industry experience and would be difficult to replace. We believe that the expertise and knowledge of these individuals in our industry, and in their respective fields, is a critical factor to our continued growth and success. We have not entered into an employment agreement with any of these individuals. The loss of the services of any of these individuals could have a material adverse effect on our business and prospects if we are unable to identify a suitable candidate to replace any such individual. Our success is also dependent upon our ability to attract and retain additional qualified marketing, technical and other personnel.

Our insurance and indemnification agreements may be inadequate to cover all the liabilities we may incur.

We face the risk of exposure to product liability claims and adverse public relations in the event that the consumption of our products causes injury, illness or death. If a product liability claim is successful, our insurance contracts may not be adequate to cover all liabilities we may incur, including harm to our reputation, and we may not be able to continue to maintain such insurance, or obtain comparable insurance at a reasonable cost, or at all. We generally seek contractual indemnification and insurance coverage from our suppliers, but this indemnification or insurance coverage is limited by the creditworthiness of the indemnifying party and their insurance carriers, if any, as well as the insured limits of any insurance provided by those suppliers. If we do not have adequate insurance coverage or contractual indemnification available, product liability claims relating to defective products could have a material adverse effect on our financial condition and operating results.

The consolidation of and market strength among our retail and foodservice customers may put pressure on our operating margins.

In recent years, the trend among our retail and foodservice customers, such as foodservice distributors, has been toward consolidation. These factors have resulted in increased negotiating strength among many of our customers, which has and may continue to allow them to exert pressure on us with respect to pricing terms, product quality and the introduction of new products. To the extent our customer base continues to consolidate, competition for the business of fewer customers may intensify. If we cannot continue to negotiate favorable contracts, whether upon renewal or otherwise, with these customers, implement appropriate pricing and introduce new product offerings acceptable to our customers, or if we lose our existing large customers, our potential for profitability could decrease.

The loss of a major customer could adversely impact our business.

We have supply arrangements with two certain distributors, representing 17 percent and 12 percent of its gross revenues, respectively. Both distributors are composed of numerous distinct purchasing units. No individual purchasing unit of either distributor represents greater than 4 percent of gross revenues. A change in these customer relationships could adversely affect our consolidated financial position, results of operations and cash flows.

Our capital structure includes long-term indebtedness, which could limit financing and other options.

As of December 31, 2007, we had total debt and capital lease obligations of $12.8 million. Our debt instruments contain certain financial covenants and if we fail to comply with these requirements, our ability to obtain additional or alternative financing may be adversely affected. Our level of indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and acquisitions, and may also limit our flexibility to adjust to changing business and market conditions which could make us more vulnerable to a downturn in general economic conditions or a recession.

Our growth may depend on our ability to complete acquisitions and integrate operations of acquired businesses.

Our growth strategy includes acquisitions of other businesses. We may not be able to make acquisitions in the future and any acquisitions we do make may not be successful. Furthermore, future acquisitions may have a material adverse effect upon our operating results, particularly in periods immediately following the consummation of those transactions when the operations of the acquired businesses are being integrated into our operations.

Achieving the benefits of acquisitions depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the business of the acquired company into our purchasing programs, distribution network, marketing programs and reporting and information systems. We may not be able to successfully integrate the acquired company’s operations or personnel or realize the anticipated benefits of the acquisition. Our ability to integrate acquisitions may be adversely affected by many factors, including the relatively large size of a business and the allocation of our limited management resources among various integration efforts. The integration of acquisitions may also require a disproportionate amount of our management’s time and attention and distract our management from running our legacy businesses.

In connection with the acquisitions of businesses in the future, we may decide to consolidate the operations of any acquired business with our existing operations or make other changes with respect to the acquired business, which could result in special charges or other expenses. Our results of operations also may be adversely affected by expenses we incur in making acquisitions, by amortization of acquisition-related intangible assets with definite lives and by additional depreciation expense attributable to acquired assets. Any of the businesses we acquire may also have liabilities or adverse operating issues, including some that we fail to discover before the acquisition, and our indemnity for such liabilities may be limited. Additionally, our ability to make any future acquisitions may depend upon obtaining additional financing. We may not be able to obtain additional financing on acceptable terms or at all. To the extent that we seek to acquire other businesses in exchange for our Common Stock, fluctuations in our stock price could have a material adverse effect on our ability to complete acquisitions.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

Our principal executive office are located at 216 N.E. 12th Street, Moore, Oklahoma in a 156,238 square foot office, plant and cold storage facility which we own. We also own and operate a manufacturing facility at 500 E. Central Avenue, Fort Worth, Texas and lease refrigerated warehouse space near our Moore facility.

ITEM 3—LEGAL PROCEEDINGS

We are involved in various claims, lawsuits and proceedings arising in the ordinary course of business. There are uncertainties inherent in the ultimate outcome of such matters and it is difficult to determine the ultimate costs that we may incur. We believe the resolution of such uncertainties and the incurrence of such costs will not have a material adverse effect on our consolidated financial position, results of operations or cash flows.

ITEM 4—SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted by us during the reporting period of 2007 to a vote of security holders, through the solicitation of proxies or otherwise.

PART 11

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock began trading on the Boston Stock Exchange and the NASDAQ Capital Market with the ticker symbol “FOOD” on July 30, 2007 with an opening price of $5.00 per share. Prior to July 30, 2007, and following effectiveness of our registration statement for our initial public offering on June 27, 2007, our common stock traded as a component of a unit (“FOODU”) combined with our Class A warrants and Class B warrants, which became separately tradable on July 30, 2007 under the symbols “FOODW” and “FOODZ”. Additional information on the Company’s warrants may be found in our registration statement on Form S-1/A filed with the Securities and Exchange Commission on June 6, 2007, and made effective on June 27, 2007. The following table sets forth for the periods indicated the high and low sales prices of our common stock on the Nasdaq Capital Market:

	High	Low
Year Ended December 31, 2007:
Fourth Quarter	$4.62	$2.50
Third Quarter	$6.05	$3.75

The following table sets forth for the periods indicated the high and low sales prices of our Class A warrant on the Nasdaq Capital Market:

	High	Low
Year Ended December 31, 2007:
Fourth Quarter	$0.72	$0.11
Third Quarter	$0.79	$0.05

The following table sets forth for the periods indicated the high and low sales prices of our Class B warrant on the Nasdaq Capital Market:

	High	Low
Year Ended December 31, 2007:
Fourth Quarter	$0.75	$0.16
Third Quarter	$0.65	$0.40

As of February 27, 2008, we had approximately 28 holders of record of our common stock, although we believe that there are a larger number of beneficial owners. Information regarding securities authorized for issuance under our equity compensation plan will be included under Item 12 (See Part III).

Our transfer agent as of December 31, 2007 was Continental Stock Transfer & Trust Company.

The Company has never paid a cash dividend on its common stock and anticipates that for the foreseeable future any earnings will be retained for use in its business and, accordingly, does not anticipate the payment of cash dividends.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

In the last three years, we sold the following unregistered securities:

•

In September 2006 we sold $2.0 million aggregate principal amount of our 10% secured subordinated promissory notes due June 30, 2007 to 18 accredited investors. In July 2007 the 18 accredited investors received, in partial satisfaction of these notes, $1.125 million of units based on the initial public offering price per unit.

•

In August 2006 we issued to Paulson Investment Company an unsecured promissory note in the aggregate principal amount of $1.0 million, bearing interest at 10% per annum. The original principal amount and accrued interest was repaid on January 24, 2008.

The foregoing securities were issued in reliance upon the exemptions from the registration requirements of the securities Act of 1933, as amended, provided in Sections 4(2), 4(6) and

Regulation D thereof, as a transaction by an issuer not involving a public offering. The registrant reasonably believed that each purchaser had such knowledge and experience in financial and business matters to be capable of valuating the merits and risks of the investment, each purchaser represented an intention to acquire the securities for investment only and not with a view to distribution thereof and appropriate legends were affixed to the secured and unsecured notes and will be added to the shares and warrants when issued.

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

The offering, which closed on July 3, 2007, did not terminate until after the sale of all of the shares registered on the registration statement. The managing underwriters were Paulson Investment Company, Inc., Capital Growth Financial, LLC, I-Bankers Securities, Inc., and Capital West Securities, Inc. As a result of the offering, we received net proceeds of $11.2 million, after deducting underwriting discounts and commissions of $1.0 million and additional offering-related expenses of $1.7 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10 percent or more of any class of our equity securities, or (iii) any of our affiliates.

Based on our current cash and cash equivalents balances, we expect that we will have sufficient resources to fund our operations for the next twelve months. We have used the proceeds of our initial public offering as follows:

Use of Proceeds	Amount	Percentage
Acquisition of Allison’s	$1,500,000	13.4%
Payment of short-term borrowings incurred in connection with expansion of the existing facility	2,000,000	17.9%
Repayment of debt, excluding accrued interest	2,821,304	25.3%
Working capital	2,150,169	19.2%
Temporary investments (money market account with bank)	2,708,288	24.2%
Total	$11,179,761	100.0%

On January 24, 2008, we repaid a $1.0 million, 10 percent non-secured promissory note, plus accrued interest with amounts held as temporary investments on December 31, 2007.

ITEM 6—SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as presented in Item 7. The consolidated statements of operations data for each of the five-year periods and the consolidated balance sheet data dated December 31, 2007 and 2006 are derived from our financial statements which have been audited by Cole & Reed, P.C. certified public accountants. Historical results are not necessarily indicative of future results.

Consolidated statements of operations data: (in thousands)
	Year Ended December 31,
	2007	2006	2005	2004	2003
Net Sales	$67,173	$51,277	$44,730	$36,133	$29,369
Cost of Sales	60,491	47,557	40,203	31,614	26,348

Gross profit	6,682	3,720	4,527	4,519	3,021
Selling, General and administrative expenses	6,213	4,005	4,206	3,697	2,510

Income (loss) from operations	469	(285)	321	822	511
Interest expense	(2,072)	(1,617)	(1,106)	(496)	(414)
Other income	490	390	384	208	142

Income (loss) before provisions for taxes	(1,113)	(1,512)	(401)	534	239
Income tax expense (benefit)	(207)	(307)	(160)	192	71

Net income (loss)	$(906)	$(1,205)	$(241)	$342	$168

Net income (loss) per share	$(0.26)	$(0.52)	$(0.10)	$0.15	$0.07
Weighted average number of shares outstanding—basic and diluted	3,462	2,300	2,300	2,300	2,300

Consolidated balance sheet data: (in thousands)
	December 31, 2007	December 31, 2006
Current assets	$11,684	$5,726
Working capital (deficit)	1,578	(7,208)
Total assets	30,447	21,002
Total current liabilities	10,106	12,934
Total long-term liabilities	9,693	8,667
Stockholders’ equity (deficiency)	10,648	(599)

Our acquisition of Allison’s on June 30, 2007 increased our current assets $4.0 million, total assets $8.6 million, current liabilities $3.8 million and long-term liabilities $2.0 million at the date of acquisition. The closing of our initial public offering on July 3, 2007 increased our working capital $9.7 million and increased our stockholder’s equity $12.2 million. Refer to financial footnotes for more information on the acquisition of Allison’s and our initial public offering.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

Certain written and oral statements set forth below or made by the Company with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion and marketing strategies of the Company, industry projections or forecasts, the impact on our financial statements of inflation, legal action, future debt levels, sufficiency of cash flow from operations and borrowings and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:

•	Our future operating results and the future value of our common stock;

•	whether our assumptions turn out to be materially correct;

•	our ability to attain such estimates and expectations;

•	our ability to execute our strategy;

•	a downturn in market conditions in any industry, including the economic state of the food industry;

•	the effects of, or changes in, economic and political conditions in the United States of America and the markets in which we serve;

•	our ability to reasonably forecast prices of the commodities we purchase;

•	our ability to timely forecast and meet customer demand for fresh-cut salads and refrigerated prepared salads;

•	our ability to respond to changing consumer spending patterns; and

•	our ability to attract and retain quality employees and control our labor costs.

Any of the foregoing factors and uncertainties, as well as others, could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

The following discussion should be read in conjunction with the consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this report.

General

We process and package value-added, refrigerated foods which we distribute to our customers three or more times per week in our fleet of refrigerated trucks and trailers. Our products consist of fresh-cut fruits and vegetables, refrigerated prepared salads and refrigerated soups and sauces. Refrigerated prepared salads generate higher gross profit margins than our fresh-cut produce.

We produce products in a variety of food service and retail package sizes, including custom vegetable mixes and custom sized packages for our large volume customers. Salads and salad mixes are sold primarily to restaurant chains, food service businesses, institutional users and, to a lesser extent, retail chains while the bulk of our refrigerated prepared salads are sold to grocery store deli departments, food service distributors and regional restaurant chains.

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

Inventory. Inventory purchases and purchase commitments are based upon forecasts of demand. Our inventory is stated at the lower of average cost (which approximates first-in, first-out) or market. Inventory turns rapidly due to the nature of our fresh products and, accordingly, we do not generally experience material inventory valuation issues. However, in the instance where we may believe that demand no longer allows us to sell certain inventory above cost or at all, then we revalue that particular inventory to market or charge-off excess inventory levels. If customer demand subsequently differs from our forecasts, requirements for inventory revaluations and charge-offs could differ from our estimates. We have not historically experienced any material inventory revaluations or charge-offs and manage inventory levels of both perishable and non-perishable supplies to minimize the effects of any revaluations.

Customer Rebates. Estimates and reserves for rebates are based on specific rebate programs, expected usage and historical experience. Actual results could differ from these estimates. With respect to some programs, we make a provision for rebates based on anticipated purchase volume. Greater than anticipated volume under a program would result in an additional charge to earnings. We have not historically experienced any material charges to earnings under our rebate programs; however, we could experience such charges in the future.

Allowance for Credit Losses. The allowance for credit losses is based on our assessment of the collectibility of specific customer accounts and an assessment of political and economic risk as well as the aging of the accounts receivable. If there is a change in a customer’s creditworthiness or actual defaults differ from our historical experience, our estimates of recoverability of amounts due us will be affected. We continually monitor customer accounts for indications of a customer’s inability to pay. Overdue accounts get special attention. Our recent losses on charged-off accounts have not been material.

Long-lived Assets. Long-lived assets such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not ultimately be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its ultimate disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time. We have not experienced any write downs due to impairment for equipment in use. The depreciation lives of these assets are short (generally 5 to 7 years), resulting in relatively low net book values. Equipment not in use is depreciated in full or held for sale at its estimated recovery value.

Intangible Assets. We evaluate the recoverability of intangible assets annually or more frequently if impairment indicators arise. Under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value exceeds its fair value, which is determined based upon the estimated undiscounted future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time. We believe that accounting for intangible assets is a critical accounting policy due to the requirement to estimate the value in accordance with SFAS No. 144. Our intangible assets consist primarily of customer relationship intangibles of purchased entities.

Comparison of 2007 and 2006

We recorded a net loss for 2007 of $906,000 or $0.26 per share compared to a net loss of $1,205,000 or $0.52 per share in 2006. In 2007, we successfully completed our initial public offering and acquisition of Allison’s. We incurred additional administrative expenses as a result of operating as a public company, most of which are recurring. Operating results were adversely affected by a settlement with a supplier in the amount of $200,000 in the second quarter and by excessive raw material net costs of $158,000 related to production of our lettuce products in the fourth quarter. We also incurred unusual items in the fourth quarter of 2007 of $244,000 related to recruiting costs for a new Chief Financial Officer and a new General Manager of Fresh Cut Produce, and the effects of rising energy costs.

Net sales. Net sales increased $15.9 million in 2007 to $67.2 million from $51.3 million in 2006. Our acquisition of Allison’s represents $12.9 million or 81 percent of the increase. The amount of credit memos processed for returns of lettuce decreased in 2007 compared to 2006 due primarily to higher quality raw materials available in 2007. Our fresh-cut vegetable business shipped 4.4 million fewer pounds of product in 2007 compared to 2006. The decline in pounds shipped was substantially all in the lettuce category, as demand for lettuce decreased in 2007 as a result of public concern over lettuce-borne pathogens.

Gross profit. Our gross profit percentage was 9.9 percent in 2007 compared to 7.3 percent in 2006. The inclusion of Allison’s due to acquisition increased our gross margin from 8.8 percent to 9.9 percent in the current year. The increase in gross margin excluding Allison’s is due to overall higher prices resulting primarily from changes in product mix, and production efficiencies in both labor and raw material costs resulting from higher quality raw materials. Labor cost efficiencies result from higher quality raw material due to less time required to handle and trim the raw materials.

Fuel costs during 2007, related to our inbound delivery of raw materials and outbound delivery of finished goods to our customers, continued to rise from the high levels encountered in 2006.

Selling, general and administrative expenses. Our selling, general and administrative expenses amounted to $6.2 million or 9.2 percent of net sales in 2007 compared to $4.0 million or 7.8 percent of net sales in 2006. The acquisition of Allison’s represents $1.4 million of the increase. General and administrative expenses including administrative salaries, legal and consulting fees, directors and officers insurance and travel expenses increased due to operating as a public company by $1.0 million. We expect that these increased expenses will recur as we continue to operate as a public company. We experienced a decrease in salesperson salaries and commissions of $0.2 million in 2007 due to a reduction in commission rates and the addition of certain non-commission based sales.

Other income and expense. Other income and expense amounted to a net expense of $1,582,000 in 2007 compared to a net expense of $1,227,000 in 2006. The increase is due to an increase in interest expense of $455,000, a decrease in rent expense of $119,000, partially offset by an increase in interest income of $114,000 and a gain on sale of the company airplane of $123,000, partially offset by a loss on the sale of property. Prior to our acquisition of Allison’s we collected rents for use of our manufacturing facility. Subsequent to the acquisition, those rents are eliminated in our consolidated statements of operations. Our initial public offering provided cash balances which were held in short-term investments, earning interest income.

Interest expense totaled $2,072,000 in 2007 compared to $1,617,000 in 2006. The higher interest costs in 2007 were primarily attributable to higher levels of indebtedness resulting from bridge loans outstanding, which were retired during the third quarter of 2007 with use of proceeds from the initial public offering.

Income tax expense (benefit). We recognized an income tax benefit of $207,000 in 2007 attributable to an operating loss partially offset by amortization of equity transactions, which represents a permanent difference in tax and book income amounts. In 2006, we recognized an income tax benefit of $307,000 due primarily to an operating loss, and utilization of net operating loss carryforwards.

Comparison of 2006 and 2005

Net Sales. Net sales in 2006 increased by $6.6 million (14.8 percent) to $51.3 million from $44.7 million in 2005. The increase was due primarily to increased volume from 20 new customers and, to a lesser extent, increased volume from some food distributors and other existing customers.

Our average selling price for all products (exclusive of backhaul revenue) decreased from $0.67 per pound in 2005 to $0.66 per pound in 2006. The net $6.6 million increase in product sales (exclusive of backhaul revenue) from 2005 to 2006 reflects a $7.5 million increase in sales due to the higher average volume, offset by an $800,000 decrease in sales due to lower average prices. Lower average prices in 2006 resulted primarily from customer credits granted in connection with lower quality lettuce as described below.

Gross profit. Gross profit in 2006 declined by $800,000 to $3.7 million from $4.5 million in 2005. The gross profit percentage in 2006 declined to 7.2 percent from 10.1 percent in 2005. Approximately $330,000 of the decrease in gross profit was due to increased costs associated with poor quality lettuce and increased fuel costs, and approximately $200,000 was due to excess cost of sales related to an ammonia leak in the processing plant. Depreciation expense increased by $70,000 due to the purchase of additional processing equipment. Maintenance and repair expenses primarily related to facilities, contributed approximately $200,000 to the decline in gross profit. Poor quality lettuce reduced our yields of finished product and also required increased handling and trimming. Poor quality lettuce was a result of unusual weather conditions during the spring growing season in a number of regions.

Higher fuel costs increased our cost of inbound freight which was a significant factor in our increased cost of sales for the year ended December 31, 2006 compared to 2005. Fuel costs related to freight out to customers as a percentage of sales increased from 3.2 percent in the year ended December 31, 2005 to 3.5 percent in the year ended December 31, 2006.

Our plant is refrigerated using liquid ammonia, which is pumped through our cooling system by a network of high-pressure pipes. In early April 2006, one of the pumps developed a leak in one of its seals. The amount of ammonia discharged was large enough to force evacuation of our plant and the immediate surrounding area, and we were not able to resume operation until the discharged ammonia had dissipated, the pump had been replaced, and our facility had again been cooled back to our normal operating temperature range of 35-40 degrees Fahrenheit. This evacuation resulted in decreased revenue for this time period, as we lost 2.5 days of production, and incurred a one-time expense of an ammonia consulting firm, which was employed to provide assurance that an incident such as this would not recur. We have since implemented a maintenance and prevention plan for our ammonia system to ensure we are fully operational at all times. Additionally, we have trained the majority of our maintenance and management staff to perform maintenance, detection, and prevention of leaks and malfunctions. Due to the ammonia leak, we incurred additional costs of sales expenses of approximately $200,000; consisting of $50,000 in credits and returns, $50,000 in additional plant payroll, $20,000 in late delivery fees, $20,000 in cleanup and supplies, and $60,000 in other expenses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses for the years ended December 31, 2006 and 2005 were $4.0 million and $4.2 million, respectively; an decrease of approximately $200,000 or 4.8 percent. Expenses in 2006 relating to our initial public offering have been capitalized, and expenses related to previous unsuccessful equity financing projects through December 31, 2005, were expensed.

Income (loss) from Operations. Operating income or loss for the years ended December 31, 2006 and 2005 was a loss of $285,000 and a profit of $321,000, respectively. The 2006 decrease in profitability of approximately $500,000 was due to lower lettuce yields related to spring crop failures and the ammonia leak.

Other income (expense). Other income (expense) for the years ended December 31, 2006 and 2005 was a net expense of $1,227,000 and $722,000, respectively, an increase of $505,000 or 70 percent. The primary reason for the increased 2006 expense was an increase of $620,000 of amortization of bridge loan asset (treated as interest expense, but included in depreciation and amortization in the Company’s Consolidated Statement of Cash Flows), a decline in interest income of $13,000 due to lower balances in interest bearing restricted cash accounts, a loss on disposal of assets compared to a gain on disposal of assets in 2005, and increased rental income of $44,000. Interest expense on short-term borrowings related to the building expansion was capitalized in the amount of $220,000. The net effect of the increased interest expense less the amount of interest expense capitalized was $511,000.

Earnings (loss) before income taxes. Earnings (loss) before income taxes for the years ended December 31, 2006 and 2005 was a loss of $1.5 million and a loss of $401,000, respectively, for a decrease in profitability of $1.1 million. The decrease was principally caused by the decrease in gross profit of approximately $600,000 and increased interest expense of approximately $500,000. In addition, higher revenue was offset by a decreased gross profit due to low quality lettuce and the ammonia leak and an increase in interest expense related to the expansion of our facility.

Income Taxes. The income tax benefit for the years ended December 31, 2006 and 2005 was $307,000 and $160,000, respectively. The income tax benefit was due to the net operating loss and state tax job credits. Our effective tax rates for the years ended December 31, 2006 and 2005 were 20 percent and 40 percent respectively. The increase in the effective rate is due to non-deductibility of amortization of bridge loan asset treated as interest.

Net Income (loss). Net income (loss) for the years ended December 31, 2006 and 2005 was a loss of approximately $1.2 million and $241,000, respectively. The increase of approximately $1 million in net loss was due to the $1.1 million loss in earnings before income taxes offset by a $147,000 increase in income tax benefit.

Pro-forma Results

The following pro-forma results include the following major assumptions:

(a)	That Allison’s had been acquired on for before January 1, 2006;

(b)	An effective income tax rate of 38 percent; and

(c)	That all intercompany transactions between Vaughan and Allison’s had been eliminated in consolidation;

On a pro-forma basis, revenues for the year ended December 31, 2007 increased by $10.1 million to $79.4 million from $69.3 million proforma revenue in 2006. The increase in revenues was attributable to the addition of Wild in June 2006 by Allison’s and the addition of a certain major customer in June 2007 by Allison’s and by less significant customers in fresh cut vegetable and prepared salads businesses.

Pro-forma gross profit increased by $1.6 million to $9.3 million during the year ended December 31, 2007 from $7.6 million in 2006, due to revenue growth in the higher margin prepared foods business and the availability of higher quality raw materials in the fresh cut vegetable business. Pro-forma operating income was $1.6 million in 2007, compared to pro-forma operating income of $1.3 million in 2006, an increase of $0.3 million.

Pro-forma net loss for the year ended December 31, 2007 was $203,000 or $0.06 per share compared to pro-forma net loss of $294,000 or $0.13 per share for the year ended December 31, 2006. Weighted average basic and diluted shares outstanding were 3,461,539 and 2,300,000 for the years ended December 31, 2007 and 2006, respectively.

The following financial data relates to the pro-forma statements of operations:

(in thousands)	Consolidated Pro-forma Statements of Operations
	December 31, 2007	December 31, 2006
Revenues	79,421	69,344
Gross profit	9,292	7,649
Operating income	1,601	1,277
Income (loss) before income taxes	(327)	(474)
Net income (loss)	(203)	(294)

Liquidity and Capital Resources

Historically, we have financed our liquidity requirements through internally generated funds, senior bank borrowings, and the issuance of other indebtedness. On July 3, 2007 we completed our initial public offering, which improved our working capital position and allowed us to retire certain indebtedness. On December 31, 2007 we completed a $5.0 million secured bank line of credit, due on March 31, 2010. There were no borrowings outstanding on this line of credit or any previous line of credit at December 31, 2007.

Our working capital increased from a deficit of $7,208,000 at December 31, 2006 to a positive working capital position of $1,578,000 at December 31, 2007. At December 31, 2007 our cash and cash equivalents were $2,698,000 compared to $868,000 at December 31, 2006. Cash used by operating activities in 2007 was $1,237,281 resulting primarily from net losses and a reduction in our accounts payable balances.

Based on our current cash and cash equivalents balances, we expect that we will have sufficient resources to fund our operations for the next twelve months. The availability of our $5.0 million line of credit provides additional liquidity that may be utilized to meet temporary short term liquidity needs. However, we can provide no assurance that our actual cash requirements will not be greater than we currently anticipate.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk. Market risks consist of interest rate fluctuations and commodity price fluctuations as further described below.

Interest rate risk. We are subject to market risk from exposure to fluctuations in interest rates. Some of our debt instruments contain variable interest rates adjusted quarterly and upon date of change, and indexed by different published rates. At December 31, 2007 our revolving line of credit variable interest rate was 6.625%, or the prime rate less 0.625%. As of December 31, 2007 there were no borrowings, however $400,000 was reserved for issuance of a standby letter of credit, for the purpose of collateralizing our self-insured workers’ compensation program. Other long-term debt, totaling $3.5 million, secured by real estate and other assets also have variable rates indexed by LIBOR and other lending institution Base Rates.

Commodity Price Risks. The supply and price of fresh vegetables, fruits and other food commodities is subject to volatility due to growing seasons, crop failure and other factors beyond our control. We enter into agreements (which are specific as to price and quantity within a range and are cancelable by us and the supplier upon 60 or 90 days’ notice, depending on the term of the agreement and which contain “Act of God” or Force Majeure clauses) for supply at fixed prices to provide a limited amount of ability to maintain an adequate supply of raw materials, so that we may service our customers in the event of a market shortage. Our purchase agreements may cause our purchase costs to be higher than prevailing market conditions in the event of a low market with excessive supply. In contrast, our purchase agreements may cause our purchase costs to be lower than prevailing market conditions in the event of a high market with limited supply. There can be no assurance that our suppliers will be able to fulfill our contracts or will not invoke Force Majeure clauses in our agreements in the event of a limited supply market. We may also make purchase commitments for more product than we will require over a period of time, and may have to pay our suppliers for that product for which we have made a commitment, but that we do not require.

Packaging cost risk. Our packaging costs are subject to market risk due to the cost of petroleum products in plastics and the paper products in our corrugated boxes. Significant increases in petroleum and paper products could increase our packaging costs.

Fuel Cost. Our business is substantially dependent upon timely delivery of our products by our fleet of delivery equipment. Increases in fuel costs increased our delivery costs during 2006 and 2007, and future material increases in fuel costs could put us at a competitive disadvantage to suppliers located closer to their customers. Our fuel purchases for use in our delivery equipment represent approximately 3 percent of our total cost of sales. An increase of $0.50 per gallon of fuel purchased would cause an increase in our total cost of sales of approximately $300,000 or 0.4% of net sales at our 2007 rate, annually. Increases in fuel costs included increased raw material costs for inbound freight, and our cost to deliver products to our customers. We endeavor to pass all increased raw material costs on to our customers, however we cannot provide any assurance that we will be able to pass all increased costs on to our customers in the future, especially during short- term market fluctuations.

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
VAUGHAN FOODS, INC.

We have audited the consolidated balance sheets of Vaughan Foods, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vaughan Foods, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Oklahoma City, Oklahoma
March 12, 2008

/s/ COLE & REED, P.C. Cole & Reed, P.C.

VAUGHAN FOODS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$2,698,474	$868,377
Accounts receivable, net of allowance for credit losses of $173,561 at December 31, 2007 and $65,045 at December 31, 2006	5,980,293	3,414,843
Accounts receivable, related party	—	144,243
Inventories	2,846,054	631,674
Prepaid expenses and other assets	119,049	79,793
Bridge loan asset, net of amortization	—	562,500
Deferred tax assets	40,264	24,717

Total current assets	11,684,134	5,726,147

Restricted assets:
Cash	283	270
Investments	708,298	597,181
Certificate of deposit	—	250,000

Total restricted assets	708,581	847,451

Property and equipment, net	16,569,195	13,102,988

Other assets:
Assets held for sale	—	40,000
Loan origination fees, net of amortization	377,045	516,410
Intangible assets	714,921	—
Deferred tax assets, noncurrent	393,193	202,119
Deferred cost of public offering	—	566,955

Total other assets	1,485,159	1,325,484

Total assets	$30,447,069	$21,002,070

VAUGHAN FOODS, INC.
CONSOLIDATED BALANCE SHEETS (Continued)
December 31, 2007 and 2006

	December 31, 2007	December 31, 2006
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$4,940,968	$4,221,635
Accounts payable, related party	—	69,502
Line of credit	—	2,726,578
Short-term borrowings	1,000,000	3,000,000
Bridge funding liability	—	1,125,000
Note payable to former owners of Allisons Gourmet Kitchens, LP	1,000,000	—
Accrued liabilities	1,889,346	1,011,985
Current portion of long-term debt	865,062	606,885
Current portion of capital lease obligation	189,364	172,370
Amounts payable to former owners of Wild About Food	221,370	—

Total current liabilities	10,106,110	12,933,955

Long term liabilities:
Long-term debt, net of current portion	9,146,110	8,187,067
Capital lease obligation, net of current portion	297,062	479,618
Amounts payable to former owners of Wild About Food, net of current portion	250,000	—

Total long-term liabilities	9,693,172	8,666,685

Stockholders’ equity (deficiency):
Common stock, $0.001 par value; authorized 50,000,000 shares;
4,623,077 shares issued and outstanding at December 31, 2007 and
2,300,000 shares issued and outstanding at December 31, 2006	4,623	2,300
Preferred stock, $0.001 par value; authorized 5,000,000 shares; 0 shares issued and outstanding at December 31, 2007 and 2006	—	—
Paid in Capital	12,563,803	413,693
Member Capital (deficit)	80,167	(22,921)
Retained Earnings (deficit)	(2,000,806)	(991,642)

Total stockholders’ equity (deficiency)	10,647,787	(598,570)

Total liabilities and stockholders’ equity (deficiency)	$30,447,069	$21,002,070

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Net sales	$67,173,174	$51,277,371	$44,730,265
Cost of sales	60,491,310	47,557,067	40,202,720

Gross profit	6,681,864	3,720,304	4,527,545
Selling, general and administrative expenses	6,212,845	4,005,029	4,205,987

Operating income (loss)	469,019	(284,725)	321,558
Rent income	219,805	339,222	295,593
Interest expense	(2,071,903)	(1,616,980)	(1,106,052)
Gain (loss) on sale of asset	101,839	(3,931)	21,323
Interest income	168,543	54,263	66,857

Other income and expense, net	(1,581,716)	(1,227,426)	(722,279)

Net income (loss) before income taxes	(1,112,697)	(1,512,151)	(400,721)
Income tax expense (benefit)	(206,621)	(307,643)	(159,667)

Net income (loss)	$(906,076)	$(1,204,508)	$(241,054)

Weighted average shares outstanding—basic and diluted	3,461,539	2,300,000	2,300,000
Net income (loss) per share—basic and diluted	$(0.26)	$(0.52)	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2007

	Common Stock		Paid in Capital	Member Capital (Deficit)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficiency)
	Shares issued	Amount
Balance at January 1, 2005	2,300,000	$2,300	$413,693	$80,497	$459,907	$956,397
Net income (loss)	—	—	—	16,069	(257,123)	(241,054)
Dividends	—	—	—	(109,405)	—	(109,405)

Balance at December 31, 2005	2,300,000	2,300	413,693	(12,839)	202,784	605,938
Net (loss)	—	—	—	(10,082)	(1,194,426)	(1,204,508)

Balance at December 31, 2006	2,300,000	2,300	413,693	(22,921)	(991,642)	(598,570)
Issuance of common stock in connection with intitial public offering	2,150,000	2,150	11,025,283	—	—	11,027,433
Issuance of common stock in connection with bridge funding liability	173,077	173	1,124,827	—	—	1,125,000
Net income (loss)	—	—	—	103,088	(1,009,164)	(906,076)

Balance at December 31, 2007	4,623,077	$4,623	$12,563,803	$80,167	$(2,000,806)	$10,647,787

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities:
Net (loss)	$(906,076)	$(1,204,508)	$(241,054)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,230,089	1,724,816	1,003,563
Provision for credit losses	108,516	63,966	61,363
Loss (gain) on sale of assets	(101,839)	3,931	(21,323)
Deferred income taxes	(206,621)	(307,643)	(159,667)
Changes in operating assets and liabilities, net of amounts in connection with the acquisition of Allison’s Gourmet Kitchens:
Accounts receivable	(265,124)	(310,235)	(302,643)
Accounts receivable—related party	181,042	191,423	(190,918)
Inventories	(489,440)	93,903	(38,148)
Prepaid expenses and other assets	(14,212)	(12,093)	59,604
Other assets	—	—	10,685
Accounts payable	(1,695,183)	1,514,968	(778,032)
Accounts payable, related party	(423,830)	69,502	—
Accrued liabilities	345,397	21,554	368,712

Net cash provided by (used by) operating activities	(1,237,281)	1,849,584	(227,858)

Cash flows from investing activities:
Purchases of property and equipment	(1,691,354)	(4,371,223)	(1,610,766)
Payments received on notes receivable	—	—	25,000
Investments in restricted assets	(111,130)	(15,893)	(129,435)
Proceeds from sale of assets	318,089	34,604	109,405
Distributions from restricted assets	250,000	1,451,564	1,884,566
Purchase of restricted certificate of deposit	—	—	(256,000)
Cash paid for acquisition of Allison’s Gourmet Kitchens, net of cash acquired	(1,277,589)	—	—

Net cash provided by (used by) investing activities	(2,511,984)	(2,900,948)	22,770
Cash flows from financing activities:
Cash paid for deferred public offering expense	—	(566,955)	—
Proceeds from initial public offering	11,594,388	—	—
Proceeds from line of credit	1,150,000	500,000	2,314,294
Repayments on line of credit	(3,876,578)	(87,716)	(1,771,743)
Payments of loan origination fees	(4,548)	(176,300)	—
Proceeds from long-term debt	—	90,140	527,555
Repayment of long-term debt and capital leases	(1,165,902)	(875,591)	(1,457,832)
Due from stockholders	—	—	65,927
Repayment of amounts due to stockholders	—	—	(10,751)
Distributions to limited liability company members	—	—	(109,405)
Cash paid to former owners of Wild About Food	(117,998)	—	—
Repayments on short-term borrowings	(2,000,000)	—	—
Proceeds from short-term borrowings	—	3,000,000	—

Net cash provided by (used by) financing activities	5,579,362	1,883,578	(441,955)

Net increase (decrease) in cash and cash equivalents	1,830,097	832,214	(647,043)
Cash and cash equivalents at beginning of period	868,377	36,163	683,206

Cash and cash equivalents at end of period	$2,698,474	$868,377	$36,163

VAUGHAN FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of capitalized interest	$1,222,152	$1,055,446	$1,023,731
Supplemental disclosures of noncash financing and investing activities:
Fair value of assets acquired and liabilities assumed in acquisition:
Accounts receivable	$2,054,514	$—	$—
Inventories	1,724,940	—	—
Prepaids	25,044	—	—
Property and equipment	3,354,543	—	—
Intangible assets	872,569	—	—

Total assets acquired	8,031,610	—	—
Accounts payable and accrued expenses	3,770,987	—	—
Long-term debt and capital leases	1,983,034	—	—

Total liabilities assumed	$5,754,021	$—	$—
Bridge funding liability retired through issuance of common stock	$1,125,000	$—	$—
Issuance of note payable to former owners of Allison’s Gourmet Kitchens, LP in connection with acquisition	$1,000,000	$—	$—
Decrease in amounts payable to former owners of Wild About Food due to net loss incurred by Wild	$37,412	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Notes to Consolidated Financial Statements
December 31, 2007 and 2006

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

(b) Principles of Consolidation

The consolidated financial statements include the accounts of the Company and of Cimarron Holdings, LLC (“Cimarron”). Cimarron is owned by our current chief operating officer and a former member of management. Cimarron previously owned an airplane that was used by Company management. The Company was making the debt service payments on the liability associated with the airplane, as well as all costs of maintenance and operations. Because the Company was the primary beneficiary of Cimarron, it was considered a variable interest entity subject to FIN 46R, and has been consolidated by the Company in its consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Due to the sale of the airplane on December 3, 2007, the Company will no longer have a beneficial interest in Cimarron.

On June 30, 2007, the Company acquired 100 percent of Allison’s Gourmet Kitchens, LP (“Allison’s”) and its wholly-owned subsidiary, Wild About Food - Oklahoma, a Texas Limited Liability Company (“Wild”). The accompanying consolidated balance sheet as of December 31, 2007 includes the accounts of Allison’s and Wild. The accompanying consolidated statements of operations and statements of cash flows include the accounts of Allison’s and Wild for the period beginning July 1, 2007. All intercompany balances have been eliminated in consolidation.

(c) Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers investments with maturities of three months or less at date of purchase to be cash equivalents.

(d) Accounts Receivable and Credit Policies

Trade accounts receivable are customer obligations due under normal trade terms generally requiring payment within 15 to 21 days from the invoice date. Receivables are recorded based on the amounts invoiced to customers. Interest and delinquency fees are not included in income or trade accounts receivable until realized in cash. Discounts allowed for early payment, if any, are charged against income when the payment is received. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects management’s estimate of the amounts that will not be collected. Management provides for

VAUGHAN FOODS, INC.
Notes to Consolidated Financial Statements—Continued
December 31, 2007 and 2006

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

(e) Inventories

Inventories consist principally of food products and are stated at the lower of average cost (which approximates first-in, first-out) or market. Costs included in inventories consist of materials, certain prepaid expenses related to materials, packaging supplies, and labor. General and administrative costs are not charged to inventories.

(f) Property and Equipment

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

Depreciation, including assets classified as capital leases, are provided using the straight-line method over the following estimated useful lives:

Plant and improvements	15–40 years
Machinery and equipment	2–15 years
Transportation equipment	3–10 years
Office equipment	2– 7 years

(g) Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(h) Revenue Recognition

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

VAUGHAN FOODS, INC.
Notes to Consolidated Financial Statements—Continued
December 31, 2007 and 2006

(i) Accounting for Rebates

The Company establishes liabilities for rebates to customers based on specific programs, expected usage and historical experience.

(j) Income Taxes

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

(k) Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options) were issued during the period. Diluted EPS is not presented if the effect of the incremental shares is anti-dilutive. The Company has previously agreed to issue shares of common stock in connection with its short-term borrowing when any initial public offering is consummated. The details of this agreement are described in Note 8. The Company has not included these shares in diluted earnings per share prior to issuance due to the Company’s net loss for the periods. The effects of inclusion would be anti-dilutive.

As of December 31, 2007, the Company has Class A and Class B warrants outstanding resulting from its initial public offering as described in Note 13. The exercise price of both classes of warrants exceeds the Company’s stock price, therefore the Company has not included these warrants as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

(l) Use of Estimates

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

(m) Fair Value of Financial Instruments

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

VAUGHAN FOODS, INC.
Notes to Consolidated Financial Statements—Continued
December 31, 2007 and 2006

(n) Investments

All of the Company’s investments are classified as available for sale and are stated at fair value. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders’ equity until realized. There were no unrealized gains or losses for the years ended December 31, 2007, 2006 and 2005. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings. As of December 31, 2007 and 2006, the Company’s investments consisted primarily of guaranteed investment contracts at a fixed interest rate of 2.25 percent.

(o) Classification of Consolidated Financial Statement Items

Certain maintenance and repair expenses related primarily to facilities have been reclassified from selling, general and administrative expenses to cost of sales. The Company believes that the reclassification of these expenses in cost of sales better reflects the cost of manufacturing our products. The impact of this change in principle was an increase to cost of sales of $2.5 million in 2006 and $2.2 million in 2005, and a corresponding decrease to selling, general and administrative expense in each period.

(p) Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value in determining its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of its balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has determined the effects of the adoption of this statement will not have an impact on its consolidated financial statements, because the Company has elected not to report any liabilities or assets at any value other than that achieved by historical cost, and that if the Company were to make such an election, the difference in values reported on the Company’s consolidated financial statements would not provide more relevant and understandable information for the users of the Company’s consolidated financial statements. The Company will continue to evaluate the application of SFAS No. 159.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaces SFAS No. 141, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R will have an impact on accounting for business combinations once adopted, but the effect is not known and will vary depending on the nature of the acquisition.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a

VAUGHAN FOODS, INC.
Notes to Consolidated Financial Statements—Continued
December 31, 2007 and 2006

parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 will not have an effect on the Company’s consolidated financial statements due to the Company’s existing subsidiaries being owned 100%. The effect of application of SFAS No. 160 on future acquisitions is not known and will vary depending on the nature of the acquistion.

(3) Inventories

A summary of inventories follows:

	December 31, 2007	December 31, 2006
Raw materials and supplies	$2,096,887	$543,787
Finished goods	627,060	87,887
Deferred production costs	122,107	—

Total inventory	$2,846,054	$631,674

The Company has advanced certain monies related to growing costs to growers, pursuant to contracts and accounted for those advanced monies as “Deferred production costs”. The prepaid amounts represent raw materials that have yet to be harvested.

(4) Restricted Assets

The Company is required to hold cash in reserve in separate trust accounts applicable to its $5.0 million Cleveland County Industrial Authority Industrial Development Revenue Bonds, issued December 2004, and to secure a letter of credit for purposes of self insurance for workers’ compensation. The project construction account represents proceeds of the bond offering to be drawn for approved capital expenditures. The debt reserve account represents funds to be used for debt service in the event of default. The interest and principal accounts represent deposits to be used for debt service. The certificate of deposit secured the letter of credit for self insurance. These assets are as follows:

	December 31, 2007	December 31, 2006
Project construction account	$283	$270
Debt reserve account	512,134	525,620
Interest fund account	129,195	71,391
Principal fund account	66,969	170
Certificate of deposit	—	250,000

Total restricted assets	$708,581	$847,451

VAUGHAN FOODS, INC.
Notes to Consolidated Financial Statements—Continued
December 31, 2007 and 2006

(5) Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31, 2007	December 31, 2006
Land	$238,162	$199,762
Plant and improvements	11,325,438	5,919,477
Machinery and equipment	8,170,088	4,685,688
Transportation equipment	2,066,506	2,000,913
Office equipment	187,145	78,382
Construction in progress	211,338	4,598,530

	22,198,677	17,482,752
Less accumulated depreciation	(5,629,482)	(4,379,764)

Property and equipment, net	$16,569,195	$13,102,988

During the years ended December 31, 2007, 2006 and 2005, depreciation expense, including depreciation on assets classified as capital leases, was $1,369,232, $1,018,822 and $896,871, respectively.

(6) Assets Held for Sale

At December 31, 2006, the Company held plant and improvements for sale with a net book value of $40,000, which it sold on on June 18, 2007, for net proceeds of $18,514, representing a loss on the sale of $21,486.

(7) Line of Credit

On December 31, 2007, the Company completed a $5.0 million secured bank line of credit, due on March 31, 2010, providing for interest at prime rate minus five-eights percent (0.625%), adjusted on date of change. The rate is also adjustable quarterly with respect to the Company’s financial ratio of funded debt to EBITDA, as defined (earnings before interest, tax, depreciation and amortization). A change in the financial ratio will cause a variation in the adjustment to the prime (currently at 0.625%) in the range between 1.000% and 0.375%. The line of credit is secured by accounts receivable, inventory and general intangibles, and subject to a debt service coverage ratio covenant of 1.25x to 1.0, as defined. The Company is limited by covenants of the line of credit regarding the sale or assignment of encumbered assets or any asset when done so outside the ordinary course of business. Short-term borrowings under this line of credit were $0 at December 31, 2007. This line of credit replaces all previous lines of credit as previously held by the Company and its subsidiaries.

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

(8) Short-term Borrowings

The Company entered into 10 percent secured subordinated promissory notes on July 17, 2006 for a maximum of $2.0 million. The notes are secured by the pledge by certain partners of 60 percent of the limited partnership interests in Allison’s. The entire principal amount of the notes and all accrued and unpaid interest thereon is due and payable on the earlier of June 30, 2007 (the “Maturity Date”), or the third business day following the completion of an underwritten public

VAUGHAN FOODS, INC.
Notes to Consolidated Financial Statements—Continued
December 31, 2007 and 2006

offering or a private placement by the Company resulting in gross proceeds of $5,000,000 or more (a “Qualified Offering”).

The notes are subordinate to all other existing indebtedness of the Company. Borrowings under these notes were $2.0 million at December 31, 2006. As additional consideration for their purchase of notes, each purchaser of $1.5 million principal amount of notes (“First Notes”) received that number of equity securities to be issued in any initial public offering consummated before June 30, 2007, having a value, at the initial public offering price, of 50 percent of the notes purchased by that investor. Further, the holders of notes totaling $0.5 million which are junior to First Notes (“Junior Notes” received that number of equity securities to be issued having a value of 75 percent of the notes purchased by that investor. Proceeds of the note were used to complete construction of the addition to the existing facility.

The liability for additional compensation of $1,125,000 is shown as Bridge funding liability on the accompanying consolidated balance sheet as of December 31, 2006. In addition to the liability, an intangible asset related to the loan origination was recorded in the original amount of $1,125,000, net of amortization of $562,500 at December 31, 2006, in the accompanying balance sheet. At December 31, 2007, the carrying amount of this intangible asset was $0. The amortization of this intangible asset is recorded as interest expense in the consolidated statements of operations. The number of shares issued using the offering price of $6.50 is 173,077. The Company repaid the notes and issued stock following the consummation of the initial public offering using a portion of the proceeds of the initial public offering.

The Company agreed to enter into a 10 percent non-secured promissory note on September 21, 2006 for a maximum of $1.0 million. The maturity date was the earlier of April 30, 2007, or the consummation of any initial public offering consummated before the maturity date. Borrowings under this note were $1.0 million at December 31, 2007. This note is payable to the lead underwriter for the Company’s initial public offering (see Note 13). Following the completion of the initial public offering, the Company entered into an agreement to extend the note to the earlier of June 30, 2008 or the closing of an equity financing in which the Company receives at least $4.0 million in gross proceeds. On January 24, 2008, the borrowings and accrued interest were repaid.

(9) Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	December 31, 2007	December 31, 2006
6.75—7.10% Cleveland County Industrial Revenue Bonds secured by real property final payment due December 1, 2024	$4,365,000	$4,690,000
5.75—9.00% Real estate loans secured by real property final payments due July 22, 2009 and August 1, 2028	3,455,589	3,518,267
6.50—7.00% Equipment loans secured by various manufacturing equipment final payments due in 2007	—	43,552
4.75—6.50% Vehicle loans secured by various transportation equipment final payments due from 2008 thru 2010	132,617	299,547
8.75% Equipment loan secured by manufacturing equipment final payment due March 3, 2011	1,814,547	—
9.56% Equipment loans secured by refrigeration equipment final payment due May 1, 2021	101,004	—
9.56% Real estate loan secured by real property final payment due May 1, 2021	142,415	—
8.00—10.00% Equipment loans secured by aircraft final payments due November 30, 2007 and April 25, 2019	—	242,586

Total long-term debt	10,011,172	8,793,952

Less current portion	865,062	606,885

Net long-term debt	$9,146,110	$8,187,067

VAUGHAN FOODS, INC.
Notes to Consolidated Financial Statements—Continued
December 31, 2007 and 2006

The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows:

Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of 1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. If the Debt Service coverage ratio reported for each of the previous four quarters is less than 1.50x to 1.00 the Company is required to retain a consultant. The actual coverage ratio as of December 31, 2007 is 1.23x to 1.00.

Current Ratio: The Company is required to maintain a current ratio 1.10x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of December 31, 2007 is 1.16x to 1.00.

Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of December 31, 2007 is 0.89x to 1.00.

Accounts Payable: The Company agrees that not more than 20 percent of its accounts payable shall be in excess of 90 days past due. The actual percentage as of December 31, 2007 is 5.79 percent.

Accounts Receivable: The Company agrees that not more than 20 percent of accounts receivable will be in excess of 90 days past due. The actual percentage as of December 31, 2007 is 0.32 percent.

Noncompliance with the debt service coverage ratio will not be considered an event of default under the terms of the agreement. Noncompliance with the above ratios has resulted in an increase in the interest rate on each of the Bonds of 1% until the Company is in compliance with the required ratios.

Capital lease obligations consist of the following:

	December 31, 2006	December 31, 2007
8.95–9.19% Equipment leases	$482,302	$651,988
10.34% Equipment lease	4,124	—

	486,426	651,988
Less current portion	189,364	172,370

Net long-term debt	$297,062	$479,618

Annual Debt Service Requirements

The annual principal payment requirements to maturity, for long-term debt and capital lease obligations at December 31, 2007 are as follows:

Year Ending December 31,	Long-Term Debt	Capital Lease Obligations	Total
2008	$865,062	$189,364	$1,054,426
2009	1,092,170	203,283	1,295,453
2010	950,073	93,779	1,043,852
2011	1,196,924	—	1,196,924
2012	564,727	—	564,727
Thereafter	5,342,216	—	5,342,216

Principal outstanding at December 31, 2007	$10,011,172	$486,426	$10,497,598

VAUGHAN FOODS, INC.
Notes to Consolidated Financial Statements—Continued
December 31, 2007 and 2006

During the years ended December 31, 2007, 2006 and 2005, total interest costs were $2,071,903, $1,616,980 and $1,106,052, respectively. The amount of interest costs capitalized to construction projects during the years ended December 31, 2007 and 2006 was $106,988 and $229,410, respectively.

(10) Accrued Liabilities

A summary of accrued liabilities follows:

	December 31, 2007	December 31, 2006
Rebates and commissions	$939,242	$403,071
Interest expense	228,199	156,420
Compensation	309,261	179,379
Workers’ compensation	194,192	158,976
Payroll taxes	56,452	40,515
Promotions and incentives	131,218	41,102
Property taxes	23,474	32,522
Other	7,308	—

Total accrued liabilities	$1,889,346	$1,011,985

(11) Amounts Payable to Former Owners of Wild

The Company has current liabilities in the amount of $221,370 and long-term liabilities in the amount of $250,000 which are related to contingent payments to former owners of Wild.

(12) Intangible Assets

Allison’s holds an intangible asset, a customer list related to its acquistion by the Company in the amount of $154,210. The Company began amortizing the asset to expense over a period of five years beginning July 1, 2007, resulting in amortization expense of $15,423 and a net carrying amount at December 31, 2007 of $138,787. Allison’s holds an intangible asset, a customer relationship with a certain customer of Wild. The value of the customer relationship is $576,134 net of amortization of $157,482 at December 31, 2007 (see Note 22). The Company amortizes the asset to expense over a period of five years. The amount of annual amortization expense related to the December 31, 2007 value of the customer relationship is $164,223. The earnings of Wild will cause an increase in the value, which will add additional amortization expense.

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

The Class A and Class B warrants are exercisable at any time after they become separately tradable. The Company may redeem some or all of the warrants commencing six months after the initial public offering, after they become separately tradeable, at a price of $0.25 per warrant, on 30 days’ notice to the holders. At close of business on July 27, 2007, the units separated into common stock and warrants and the stock and each warrant commenced trading, individually, after that date, on the Nasdaq Capital Market under the symbols: FOOD for the common stock, FOODW for the Class A warrants and FOODZ for the Class B warrants. The Units ceased to trade on that date.

VAUGHAN FOODS, INC.
Notes to Consolidated Financial Statements—Continued
December 31, 2007 and 2006

The Company may redeem the Class B warrants only if its gross revenue, for any period of twelve months preceding the notice is equal to or greater than $100 million.

The Class A and Class B warrants expire on June 27, 2012.

A portion of the proceeds from the initial public offering were used to (a) acquire the partnership interests in Allison’s for $1.5 million in cash and a deferred payment of $1.0 million (see Note 21), (b) repay a short-term borrowing of $2.0 million which was used to complete the extension of our existing facility, and (c) repay our bank line of credit of $2.7 million. The remainder of the proceeds are being used to supplement our working capital for general corporate purposes and to construct or acquire one or more new facilities.

(14) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005, consist of the following:

	2007	2006	2005
Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	(195,752)	(303,323)	(135,156)
State	(10,869)	(4,320)	(24,511)

	(206,621)	(307,643)	(159,667)

Total income tax expense (benefit)	$(206,621)	$(307,643)	$(159,667)

Deferred tax assets (liabilities) are as follows:

	December 31, 2007	December 31, 2006
Net operating loss carryforward	$802,874	$613,749
Oklahoma Job and Investment Credits	87,567	99,737
Depreciation	(497,248)	(535,394)
Other	40,264	48,744

Net deferred tax asset	$433,457	$226,836

Current portion	$40,264	$24,717
Non-current portion	393,193	202,119

	$433,457	$226,836

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

The Company is not currently subject to any specific audit by any federal, state or local taxing authority. There are no unrecognized tax benefits or tax positions previously taken which could give rise to uncertainty, and therefore there are no calculations or classifications of interest, penalties or effects on income tax rates related to such uncertainties. The Company has taken the position that the acquistion of Allison’s is a non-taxable transaction.

VAUGHAN FOODS, INC.
Notes to Consolidated Financial Statements—Continued
December 31, 2007 and 2006

As of December 31, 2007, the Company has a net operating loss carryforward of $1.9 million which, if unused, will commence expiring in 2018 and state new jobs/investment credit carryforwards totaling $88,000 of which, if unused, $62,000 will expire on December 31, 2008.

Actual income tax expenses differ from “expected” income tax, computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, as follows:

	2007	2006	2005
Computed “expected” income taxes	$(378,317)	$(514,131)	$(136,245)
State income taxes, net of federal income tax	(66,774)	(12,713)	(28,885)
Permanent difference due to amortization of equity transactions	191,250	191,250	—
Effect of consolidation of variable interest entity	35,050	(3,428)	5,463
State new jobs/investment credits	12,170	31,379	—

	$(206,621)	$(307,643)	$(159,667)

(15) Operating Leases

The Company has noncancelable long-term operating leases for certain distribution equipment with various expiration dates and one lease for refrigerated warehouse space. The equipment leases require the Company to pay a base rate plus specific mileage amounts. Future minimum annual lease payments for these long-term leases for the next five years ending December 31,

2008	$404,803
2009	216,080
2010	74,082
2011	15,225
2012	—

$710,190

(16) Employee Benefit Plans

In 2002, the Company adopted a Flexible 401(k) plan covering all full-time employees with a minimum of one year of service. The Company makes contributions under the plan at an amount equal to 25 percent of the employee’s elective deferral rate, up to a maximum of 4 percent of the employee’s compensation. The Company’s contributions to the plan during the years ended December 31, 2007, 2006 and 2005 were $12,809, $6,537 and $7,996, respectively.

In August 2006, the Company adopted a stock option plan providing for potential awards of up to 1,000,000 options to purchase shares. No options have been issued under the plan.

(17) Major Customers

The Company has supply arrangements with two certain distributors, representing 17 percent and 12 percent of its gross revenues, respectively. Both distributors are composed of numerous distinct purchasing units. No individual purchasing unit of either distributor represents greater than 4 percent of gross revenues.

(18) Related Party Transactions

On June 30, 2007, Allison’s merged into the Company. Prior to the merger, the Company provided a discounted price for products sold to Allison’s for use as ingredients in Allison’s products. All other transactions between the companies are at fair value.

VAUGHAN FOODS, INC.
Notes to Consolidated Financial Statements—Continued
December 31, 2007 and 2006

During the six months ended June 30, 2007 and the years ended December 31, 2006 and 2005, the Company’s sales, including freight services, to Allison’s and purchases from Allison’s were as follows:

	Six months ended June 30, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Sales of product to Allison’s	$491,739	$820,602	$726,769
Freight revenue from Allison’s	207,634	541,618	579,673
Purchases from Allison’s	285,403	603,211	602,520

Prior to the merger, the Company leased a portion of its facilities to Allison’s on an annual lease agreement. The Company and Allison’s shared utilities, sales and administration staff, and other facility expenses. Allison’s reimbursed the Company for its portion of the shared expenses through periodic reimbursement. A summary of the shared expenses for the six months ended June 30, 2007 and years ended December 31, 2006 and 2005 are as follows:

	Six months ended June 30, 2007	Year ended December 31, 2006	Year ended December 31, 2005
Rents	$219,805	$339,222	$295,593
Utilities	79,220	239,700	195,390
Salaries	86,812	207,689	212,195

At December 31, 2006 amounts due from Allison’s were $144,243. Accounts payable related to purchases from Allison’s were $69,502 at December 31, 2006. Amounts payable and receivable between the companies as of December 31, 2007 are eliminated in consolidation on the consolidated balance sheet.

(19) Commitments and Contingencies

The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at December 31, 2007, which would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

(20) Cimarron Holdings, L.L.C.

The Company’s current chief operating officer and and a former member of management each have a 50 percent ownership in Cimarron Holdings, LLC. (“Cimarron”). Cimarron previously owned an airplane that was used by Company management. The Company had not guaranteed the obligations of Cimarron, but was making the debt service payments for Cimarron, as well as all of the costs of maintenance and operations of the airplane. The airplane was sold on December 3, 2007.

The Company’s consolidated financial statements include the financial statements of Cimarron. The consolidation of Cimarron increased the Company’s consolidated total assets and liabilities at December 31, 2007 and December 31, 2006 as follows:

	December 31, 2007	December 31, 2006
Total assets	$85,167	$219,665
Total liabilities	5,000	242,586

VAUGHAN FOODS, INC.
Notes to Consolidated Financial Statements—Continued
December 31, 2007 and 2006

(21) Acquisition of Allison’s

On June 30, 2007, the Company acquired (i) for nominal consideration, 60 percent of the limited partnership interests in Allison’s from Mark Vaughan, our President and Chief Operating Officer, and Vernon J. Brandt, our former Vice President–Operations, (ii) the general partnership interest in Allison’s from Braxton Management, Inc., in return for our agreement to indemnify it from all liability as the former general partner of Allison’s, and (iii) for a total price of $2,500,000, the remaining 40 percent of the limited partnership interests in Allison’s from Herbert Grimes, our Chairman and Chief Executive Officer and Stan Gustas, our former Chief Financial Officer and current Vice President of Finance.

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

The acquisition of Allison’s was accounted for as a purchase and, accordingly, all assets and liabilities have been stated at their fair values at the date of the acquisition and are included in the accompanying consolidated balance sheet as of December 31, 2007.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. Allison’s is in the process of further evaluating the fair values of its assets and liabilities and, accordingly, the following allocation may be subject to further adjustment:

Current assets	$4,418,036
Property and equipment	3,354,543
Intangible assets	872,569

Total assets acquired	8,645,148

Current liabilities	(3,307,786)
Accounts payable—related party	(354,328)
Long term liabilities	(1,856,254)
Amounts payable to former owners of Wild	(626,780)

Total liabilities assumed	(6,145,148)

Net assets acquired	$2,500,000

VAUGHAN FOODS, INC.
Notes to Consolidated Financial Statements—Continued
December 31, 2007 and 2006

Of the $872,569 of intangible assets, substantially all of the amount represents customer relationships, which are being amortized over a five-year period.

The following table summarizes the statements of operations of Allison’s for the six month period ended June 30, 2007 and the year ended December 31, 2006, respectively:

	Six Months Ended June 30, 2007	Year Ended December 31, 2006
Net sales	$13,232,939	$20,031,808
Gross profit	2,390,135	4,728,911
Selling general and administrative expenses	1,462,715	3,475,740
Operating income	927,420	1,253,171
Interest expense	75,948	83,736
Net income	851,472	1,169,435

The results of operations prior to acquisition for Allison’s have not been included in the primary financial statements for the period of January 1, 2007 thru June 30, 2007, as incorporated in the statements of operations for the year ended December 31, 2007 or the years ended December 31, 2006 and 2005, since the transaction was consummated as of the close of business on June 30, 2007.

The following Unaudited Proforma Condensed Consolidated Statements of Operations for the year ended December 31, 2007 and 2006 give effect to the acquisition of Allison’s and the completion of the initial public offering as if they had occurred on or before January 1, 2006:

Vaughan Foods, Inc. and Allison’s Gourmet Kitchens, LP
Unaudited Proforma Condensed Consolidated Statements of Operations
Year Ended December 31, 2007

	Vaughan Historical	Allisons Historical	Acquisition Adjustments		ProForma Post Acquisition
			(unaudited)
Net sales	$67,173,174	$13,232,939	($984,776	)B1	$79,421,337
Cost of sales	60,491,310	10,842,804	(1,204,581	)B2	70,129,533

Gross profit	6,681,864	2,390,135	219,805		9,291,804
Selling, general and administrative expenses	6,212,845	1,462,715	15,421	B3	7,690,981

Operating income	469,019	927,420	204,384		1,600,823
Rent income	219,805	—	(219,805	)B4	—
Interest expense	(2,071,903)	(75,948)	(50,000	)B5	(2,197,851)
Gain on sale of asset	101,839	—	—		101,839
Interest income	168,543	—	—		168,543

Other income and expense, net	(1,581,716)	(75,948)	(269,805)		(1,927,469)

(Loss) before income taxes	(1,112,697)	851,472	(65,421)		(326,646)
Income tax expense (benefit)	(206,621)	—	82,495	B6	(124,126)

Net (loss)	$(906,076)	$851,472	(147,916)		$(202,520)

Weighted average shares outstanding—basic and diluted	3,461,539				3,461,539
Net (loss) per share—basic and diluted	$(0.26)				$(0.06)

VAUGHAN FOODS, INC.
Notes to Consolidated Financial Statements—Continued
December 31, 2007 and 2006

Notes to Unaudited Proforma Condensed Consolidated Statements of Operations
Year Ended December 31, 2007

B1	Intercompany elimination of sales between Vaughan and Allison in the amount of $984,776.
B2	Intercompany elimination of sales between Vaughan and Allison, plus the rent paid by Allison to Vaughan in the amount of $984,776 and $219,805 respectively.
B3	Amortization of the customer list value of $ (calculated by dividing the $154,210 acquisition valuation of customer list at the balance sheet date of June 30, 2007, amortized over 5 years).
B4	Elimination of intercompany rent income of $219,805 paid by Allison to Vaughan.
B5	Proforma adjustment to reflect the interest expense at 10% on the deferred portion of purchase price of Allison’s in the amount of $1,000,000.
B6	Proforma adjustment to record tax provision on pretax income using expected rate of 38%.

Vaughan Foods, Inc. and Allison’s Gourmet Kitchens, LP
Unaudited Proforma Condensed Consolidated Statements of Operations
Year Ended December 31, 2006

	Vaughan Historical	Allisons Historical	Acquisition Adjustments		ProForma Post Acquisition
			(unaudited)
Net sales	$51,277,371	$20,031,808	($1,965,431	)A1	$69,343,748
Cost of sales	47,557,067	16,442,086	(2,304,653	)A2	61,694,500

Gross profit	3,720,304	3,589,722	339,222		7,649,248
Selling, general and administrative expenses	4,005,029	2,336,551	30,842	A3	6,372,422

Operating income	(284,725)	1,253,171	308,380		1,276,826
Rent income	339,222	—	(339,222	)A4	—
Interest expense	(1,616,980)	(83,736)	(100,000	)A5	(1,800,716)
Loss on sale of asset	(3,931)	—	—		(3,931)
Interest income	54,263	—	—		54,263

Other income and expense, net	(1,227,426)	(83,736)	(439,222)		(1,750,384)

(Loss) before income taxes	(1,512,151)	1,169,435	(130,842)		(473,558)
Income tax expense (benefit)	(307,643)	—	127,691	(A6)	(179,952)

Net (loss)	$(1,204,508)	$1,169,435	$(258,533)		$(293,606)

Weighted average shares outstanding—basic and diluted	2,300,000				2,300,000
Net (loss) per share—basic and diluted	$(0.52)				$(0.13)

Notes to Unaudited Proforma Condensed Consolidated Statements of Operations
Year Ended December 31, 2006

A1	Intercompany elimination of sales between Vaughan and Allison in the amount of $1,965,461.
A2	Intercompany elimination of sales between Vaughan and Allison, plus the rent paid by Allison to Vaughan in the amount of $1,965,461 and $339,222 respectively.
A3	Amortization of the customer list value of $ (calculated by dividing the $154,210 acquisition valuation of customer list at the balance sheet date of June 30, 2007, amortized over 5 years).
A4	Elimination of intercompany rent income of $339,222 paid by Allison to Vaughan.
A5	Proforma adjustment to reflect the interest expense at 10% on the deferred portion of purchase price of Allison’s in the amount of $1,000,000.
A6	Proforma adjustment to record tax provision on pretax income using expected rate of 38%.

VAUGHAN FOODS, INC.
Notes to Consolidated Financial Statements—Concluded
December 31, 2007 and 2006

(22) Allison’s Acquisition of Wild

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

The following is a summary of the amounts capitalized and amortized to expense since the inception of the agreement to acquire Wild:

	From Acquisition Through December 31, 2006	During 2007	Cummulative as of December 31, 2007
Contingent purchase price costs capitalized	$220,605	$513,011	$733,616
Less: amortization of intangible assets	(7,920)	(149,562)	(157,482)

Net book value	$212,685	$363,449	$576,134

(23) Interim Financial Results (Unaudited)

	First	Second	Third	Fourth
	(Dollars in thousands, except share data)
Fiscal year 2007:
Net sales	$12,533	$13,946	$20,474	$20,220
Gross profit	1,387	1,087	2,597	1,611
Net income (loss)	(111)	(447)	96	(444)
Net income (loss) per share—basic and diluted	$(0.05)	$(0.19)	$0.02	$(0.10)
Fiscal year 2006:
Net sales	$12,498	$13,820	$12,958	$12,001
Gross profit	1,721	143	593	1,251
Net income (loss)	252	(701)	(590)	(166)
Net income (loss) per share—basic and diluted	$0.11	$(0.30)	$(0.26)	$(0.07)

Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A—CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(b) Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information regarding the directors of the Company, executive officers and corporate governance is incorporated by reference to the information set forth in the Company’s 2008 Proxy Statement.

ITEM 11—EXECUTIVE COMPENSATION

Information regarding the executive compensation is incorporated by reference to the information set forth in the Company’s 2008 Proxy Statement. Information about the compensation committee report is incorporated by reference to the information set forth in the Company’s 2008 Proxy Statement.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding securities authorized for issuance under equity compensation plans and the security ownership of certain beneficial owners and management is incorporated by reference to the information set forth in the Company’s 2008 Proxy Statement.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Immediately prior to the closing of our initial public offering, pursuant to amended agreements dated April, 2007, we acquired from Mark Vaughan our current Chief Operating Officer and Vernon J. Brandt, Jr., a former member of management, for nominal consideration, 60% of the limited partnership interest in Allison’s Gourmet Kitchens, a limited partnership, and also acquired from Herbert Grimes our current Chairman and Chief Executive Officer and Stan Gustas our current Vice President of Finance, the remaining 40% of the limited partnership interests and the general partnership interest in Allison’s Gourmet Kitchens for a total price of $2,500,000. Mr. Grimes, through an affiliate, owns 87.5% of such minority interests and will be paid in total, $2,187,500. Mr. Gustas owns the remaining 12.5% and will be paid in total, $312,500. Of these amounts, we paid a total of $1,500,000 from the net proceeds of our initial public offering, $1,312,500 to Mr. Grimes and $187,500 to Mr. Gustas. Interest of 10% per annum on the remaining $1,000,000 is accruing, and we will pay the total remaining $1,000,000, $875,000 to Mr. Grimes and $125,000 to Mr. Gustas plus all accrued interest upon the earlier of June 30, 2008 or the closing, after completion of this offering, of an equity financing in which we raise at least $4,000,000 in gross proceeds.

The terms of the acquisition of the limited partnership interests in Allison’s were approved by our board of directors. At the time it was approved, we lacked sufficient independent directors for majority approval by independent directors. The terms of acquisition of the limited liability partnership interests in Allison’s are at least as favorable to Vaughan as could have been obtained through arms length negotiations with unaffiliated third parties.

In the future, we will not make or enter into any material transactions or loans with officers, directors or beneficial owners of 5% or more of our common stock unless they are on terms that are no less favorable to us than those that can be obtained from unaffiliated third parties. All material transactions and loans with affiliates, and any forgiveness of loans, will be approved by a majority of our independent directors who do not have an interest in the transactions and who had access, at our expense, to our legal counsel or separate independent legal counsel. We have also adopted a policy that, in the future, the Audit Committee must review all material transactions with any officer, director or 5% stockholder.

In order to formalize the process by which the Company reviews any transaction with a related person, the Board of Directors, at its March 13, 2008 meeting, adopted a policy addressing the Company’s procedures with respect to the review, approval, and ratification of “related person transactions” that are required to be disclosed pursuant to Item 404 (a) of Regulation S-K. Under the policy, the Company’s Chief Financial Officer initially determines if a transaction or relationship constitutes a transaction that requires compliance with the policy. The policy provides that any transaction, arrangement or relationship, or series of similar transactions, with any Director, executive officer, 5% beneficial owner, or any of the immediate family members (collectively, “related persons”) in which the Company has or will have a direct or indirect material interest and which exceeds $120,000 in the aggregate shall be subject to review, approval or ratification by the Audit Committee. In its review of related person transactions, the Audit Committee will review the material facts and circumstances of the transaction.

Mark Vaughan our current Chief Operating Officer and Vernon J. Brandt, Jr. a former member of management, each have a 50% ownership in Cimarron Holdings, L.L.C., which previously owned an airplane that was used by management of Vaughan to visit customers and suppliers for business purposes. Vaughan had not guaranteed the obligations of Cimarron, but was making the debt service payments for Cimarron, and all of the costs of maintenance and operation of the airplane. The airplane was sold on December 3, 2007.

Information regarding the independence of directors is incorporated by reference to the information set forth in the Company’s 2008 Proxy Statement.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information regarding principal accountant fees and services is incorporated by reference to the information set forth in the Company’s 2008 Proxy Statement.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K.

Consolidated Balance Sheets at December 31, 2007 and 2006; and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005; Notes to Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

(b) Exhibits

The exhibits listed below are filed as a part of this Annual Report on Form 10-K.

Exhibit No.	Description
1.1	—Form of Underwriting Agreement[6]
3.(i)	—Certificate of Incorporation, as amended[1]
3.(ii)	—Bylaws, as amended
4.1	—Specimen stock certificate[3]
4.2	—Form of warrant agreement, including form of Class A and Class B warrants[6]
4.3	—Specimen unit certificate[3]
4.4	—Form of representative’s warrant[6]
4.5	—Mortgage and loan agreement dated December 31, 2004[1]
4.6	—Indenture of trust dated December 31, 2004[1]
4.7	—Real estate loan due August 1, 2028[1]
4.8	—Agreement of the registrant to furnish agreements defining rights of holders of long term debt[1]
10.1	—Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon J. Brandt, Jr. Dated June 12, 2006[1]
10.2	—Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas, dated May 19, 2006[1]
10.3*	—Vaughan Foods, Inc. equity incentive plan
10.4	—Form of Securities Purchase and Subscription Agreement dated as of July 17, 2006[1]
10.5	—Form of Registration Rights Agreement dated as of July 17, 2006[1]
10.6	—Promissory Note dated September 25, 2006[1]
10.7	—Form of Lock-Up Agreement[3]
10.8	—Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon Brandt, Jr. dated April 20, 2007[5]
10.9	—Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas dated April 20, 2007[5]
10.10	—Form of amended Promissory Note dated September 25, 2006[5]
10.11	—Amended Promissory Note dated September 25, 2006[7]
10.12	—Promissory Note dated July 3, 2007[7]
10.13	—Promissory Note dated July 3, 2007[7]
10.14†	—Form of Interim Executive Services Agreement dated June 29, 2007[8]

Exhibit No.	Description
10.15	—Loan Agreement dated as of December 31, 2007[9]
10.16	—Security Agreement dated as of December 31, 2007[9]
10.17	—Revolving Credit Loan Promissory Note dated as of December 31, 2007[9]
10.18	—Form of Second Promissory Note extension agreement and amendment to loan and security agreement[2]
21.1*	—Subsidiary Schedule
31.1*	—Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	—Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	—Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

**	Furnished, not filed, pursuant to Item 601(b) (32) of Regulation S-K.

†	Management contract, compensation plan or arrangement

1.	Previously filed as an exhibit to the initial filing of our registration statement on Form S-1 filed on October 6, 2006

2.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on December 27, 2006

3.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on January 30, 2007

4.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on April 3, 2007

5.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on April 26, 2007

6.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on May 10, 2007

7.	Previously filed as an exhibit to our quarterly report on Form 10-Q/A filed on August 14, 2007

8.	Previously filed as an exhibit to our current report on Form 8-K filed on August 15, 2007

9.	Previously filed as an exhibit to our current report on Form 8-K filed on January 4, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAUGHAN FOODS, INC.

By:	/s/ HERBERT B. GRIMES (Herbert B. Grimes Chairman of the Board of Directors and Chief Executive Officer)

Date: March 20, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ HERBERT B. GRIMES	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 20, 2008
Prinicipal Financial Officer and Principal Accounting Officer:
/s/ GENE P. JONES	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 20, 2008
/s/ MARK E. VAUGHAN	Chief Operating Officer and Director	March 20, 2008
/s/ ROBERT S. DILLON	Director	March 20, 2008
/s/ RICHARD A. KASSAR	Director	March 20, 2008
/s/ LAURA J. PENSIERO	Director	March 20, 2008

EXHIBIT INDEX

Exhibit No.	Description
1.1	—Form of Underwriting Agreement[6]
3.(i)	—Certificate of Incorporation, as amended[1]
3.(ii)*	—Bylaws, as amended
4.1	—Specimen stock certificate[3]
4.2	—Form of warrant agreement, including form of Class A and Class B warrants[6]
4.3	—Specimen unit certificate[3]
4.4	—Form of representative’s warrant[6]
4.5	—Mortgage and loan agreement dated December 31, 2004[1]
4.6	—Indenture of trust dated December 31, 2004[1]
4.7	—Real estate loan due August 1, 2028[1]
4.8	—Agreement of the registrant to furnish agreements defining rights of holders of long term debt[1]
10.1	—Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon J. Brandt, Jr. Dated June 12, 2006[1]
10.2	—Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas, dated May 19, 2006[1]
10.3*	—Vaughan Foods, Inc. equity incentive plan
10.4	—Form of Securities Purchase and Subscription Agreement dated as of July 17, 2006[1]
10.5	—Form of Registration Rights Agreement dated as of July 17, 2006[1]
10.6	—Promissory Note dated September 25, 2006[1]
10.7	—Form of Lock-Up Agreement[3]
10.8	—Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon Brandt, Jr. dated April 20, 2007[5]
10.9	—Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas dated April 20, 2007[5]
10.10	—Form of amended Promissory Note dated September 25, 2006[5]
10.11	—Amended Promissory Note dated September 25, 2006[7]
10.12	—Promissory Note dated July 3, 2007[7]
10.13	—Promissory Note dated July 3, 2007[7]
10.14†	—Form of Interim Executive Services Agreement dated June 29, 2007[8]
10.15	—Loan Agreement dated as of December 31, 2007[9]
10.16	—Security Agreement dated as of December 31, 2007[9]
10.17	—Revolving Credit Loan Promissory Note dated as of December 31, 2007[9]
10.18	—Form of Second Promissory Note extension agreement and amendment to loan and security agreement[2]
21.1*	—Subsidiary Schedule
31.1*	—Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	—Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	—Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

**	Furnished, not filed, pursuant to Item 601(b) (32) of Regulation S-K.

†	Management contract, compensation plan or arrangement

1.	Previously filed as exhibit 3.1 to the initial filing of our registration statement on Form S-1 filed on October 6, 2006

2.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on December 27, 2006

3.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on January 30, 2007

4.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on April 3, 2007

5.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on April 26, 2007

6.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on May 10, 2007

7.	Previously filed as an exhibit to our quarterly report on Form 10-Q/A filed on August 14, 2007

8.	Previously filed as an exhibit to our current report on Form 8-K filed on August 15, 2007

9.	Previously filed as an exhibit to our current report on Form 8-K filed on January 4, 2008