Form 10-K/A
period 2007-12-31
Vaughan Foods, Inc.
filed 2008-04-29
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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
Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company   t> ☑

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

EXPLANATORY NOTE

This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2007 (the “Annual Report”), originally filed on March 21, 2008 amends and restates our Annual Report in its entirety. The amendments in this filing are made so as to include Part III, Items 10, 11, 12, and 14, and parts of Item 13 in the text of the Form 10-K rather than incorporating those items by reference from our 2008 annual meeting proxy statement, the filing of which will be delayed beyond 120 days after December 31, 2007. No other material changes have been made to our Annual Report.

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

Capital lease obligations consist of the following:

	December 31, 2007	December 31, 2006
8.95–9.19% Equipment leases	$482,302	$651,988
10.34% Equipment lease	4,124	—

	486,426	651,988
Less current portion	189,364	172,370

Net long-term debt	$297,062	$479,618

Annual Debt Service Requirements

The annual principal payment requirements to maturity, for long-term debt and capital lease obligations at December 31, 2007 are as follows:

Year Ending December 31,	Long-Term Debt	Capital Lease Obligations	Total
2008	$865,062	$189,364	$1,054,426
2009	1,092,170	203,283	1,295,453
2010	950,073	93,779	1,043,852
2011	1,196,924	—	1,196,924
2012	564,727	—	564,727
Thereafter	5,342,216	—	5,342,216

Principal outstanding at December 31, 2007	$10,011,172	$486,426	$10,497,598

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

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Information regarding our executive officers and directors as of April 21, 2008 is set forth below.

Name	Age	Positions
Herbert B. Grimes	61	Chairman of the Board of Directors and Chief Executive Officer
Mark E. Vaughan	42	Chief Operating Officer and Director
Gene P. Jones	56	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer
Robert S. Dillon	52	Independent Director
Richard A. Kassar	61	Independent Director
Laura J. Pensiero	40	Independent Director

There are no family relationships between any of the executive officers and directors listed above.

Herbert B. Grimes. Herb Grimes has been our Chairman of the Board and Chief Executive Officer since June 27, 2007. He has also served as President of Braxton Management Corporation, the general partner of Allison’s, and as such, as President and Chief Executive of Allison’s, since he co-founded Allison’s in January 2003. From 2002 until January 2003, he was a private investor. Before that, Mr. Grimes served as Vice-President of Sales, Marketing, and Research and Development for Orval Kent Holding Company from November 1996 until Orval Kent was acquired by Sky Chefs, Inc. in 2002. From January 1996 until November 1996 Mr. Grimes was President of the Mrs. Crockett’s Country Kitchens division of Orval Kent. Before that, from 1982, when he co-founded Mrs. Crockett’s Country Kitchens, Inc. (formerly known as Mrs. Giles’ Country Kitchens, Inc.) he served as its Vice President of Sales, Marketing and Research and Development until it was acquired by Orval Kent in January 1996. Mr. Grimes has over 35 years experience in the food processing industry, with the bulk of his expertise in the refrigerated prepared salads business.

Mark E. Vaughan. Mark Vaughan served as President, Chief Executive Officer and a director of Vaughan from 1992 until June 27, 2007. On June 27, 2007 he became President and Chief Operating Officer while remaining a director. He has over 20 years of food processing experience and has directed advances in quality control, food safety, purchasing and manufacturing processes at Vaughan. Mr. Vaughan attended the University of Oklahoma.

Gene P. Jones. On August 9, 2007, Gene Jones, was elected as our Secretary, Treasurer and Chief Financial Officer. In addition to this appointment, Mr. Jones retains a position he has held since April 2006 as a partner of Tatum, LLC (“Tatum”), an organization providing executive financial and information technology services to businesses. Before that, from November 2003 to March 2006, Mr. Jones was Co-Founder, Secretary, Treasurer and Chief Financial Officer of Encore Legal Solutions, Inc., a provider of litigation technology support services. From February 2003 to November 2003, Mr. Jones was involved in raising capital for the inception of Encore Legal Solutions, Inc. From February 2002 to May 2003, he was also an independent consultant in the restaurant, retailing, construction and information technology service areas. During that time, he was also Chief Financial Officer and Treasurer of Vital Link Business Systems, Inc., a technology company serving the restaurant industry from October 2002 to May 2003.

Mr. Jones has a Master of Science in Business Administration from Indiana University and a Bachelor of Science in Accounting from St. Joseph’s College. He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and Financial Executives International.

Robert S. Dillon. Robert Dillon has been a partner in the certified public accounting firm of Dillon & Associates, P.C. since June, 1983. He has provided accounting and consulting services to Vaughan Foods since 1983 and to Allison’s Gourmet Kitchens Limited Partnership since its formation in 2003. He is a graduate of the University of Oklahoma and has been a member of the Oklahoma Society of Certified Public Accountants since 1979.

Richard A. Kassar. Mr. Kassar is Chief Executive Officer of Fresh Pet Company, a manufacturer of fresh refrigerated pet food, which he launched as a start-up in October 2006. From July 2006 to October 2006 he raised venture capital for Fresh Pet Company. Before that, from 2002 until 2006 Mr. Kassar was Senior Vice President and Chief Financial Officer of Meow Mix. When Meow Mix was sold to Del Monte Corporation in May 2006, Mr. Kassar remained in his position there until July 2006. From 2001 until 2002 he was a consultant to venture capital businesses with respect to acquisitions of consumer brands and service organizations. From 1999 to 2001 he was Co-President and Chief Financial Officer of Global Household Brands, a manufacturer of consumer household cleaning products. He was Senior Vice President, Chief Operating Officer and Corporate Comptroller of Chock Full O’Nuts Corporation from 1986 to 1999. Mr. Kassar is a director and audit committee member of World Fuel, a New York Stock Exchange listed public company whose principal business is supplying fuel to the marine and aviation industry, and a director and chair of the audit committee of Velocity Express, a NASDAQ listed public company whose principal business is providing same-day transportation services. He is a graduate of Baruch College and is an inactive Certified Public Accountant.

Laura J. Pensiero. Laura Pensiero has been the owner and manager of Gigi Trattoria, Rhinebeck, New York since 2001. In 2006 she founded and opened Gigi Market in Red Hook, New York, a year-round farmers’ market, gourmet store bakery and catering site. Since 2005 she has also been a chef consultant and member of Just Salad LLC, a chain of New York City salad bars and restaurants. She has served as the nutrition consultant to the Strang Cancer Prevention Center, New York, New York since 2005, and was the culinary coordinator for the Memorial Sloan-Kettering Prevention and Wellness Program, New York, New York, from 1999–2005. She continues to work with Strang’s nationwide Healthy Children, Healthy Future’s initiative. From 1998 to 2004 she was a consultant to the Culinary Institute of America, Hyde Park, New York. Since 1992 she has also been the founder and operator of Chef4Life, a nutrition and culinary consulting service promoting healthy eating. She is a co-author of The Strang Cancer Prevention Center Cookbook (2004) and the author of numerous articles on healthful diet and eating and Italian cuisine. She is a graduate of the State University of New York, Plattsburgh (1989), majoring in nutrition and food service management, and of the Professional Culinary Arts Program of The French Culinary Institute, New York, New York (1992).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us or amendments thereto, or written representations that no other forms were required, we believe that all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2007, except that Gene P. Jones, Secretary, Treasurer and Chief Financial Officer of the Company made a late filing on Form 3, which is required to be filed within 10 days of becoming an officer. Mr. Jones became an officer of the Company on August 9, 2007, and the relevant Form 3 for Mr. Jones was filed on April 10, 2008. No transactions involving Mr. Jones were not reported nor were any transactions reported late. With respect to any of our former directors, officers, and ten percent (10%) stockholders, we do not have any knowledge of any other known failures to comply with the filing requirements of Section 16(a).

Code of Ethics

We have adopted a code of ethics (as defined in Item 406 of Regulation S-K) that applies to our principal executive officer, principal financial officer, principal accounting officer or controller,

or persons performing similar functions. We have posted the text of our code of ethics on our website, www.vaughanfoods.com.

Audit Committee

We have a separately-designated standing audit committee established by and among the Board of Directors for the purpose of overseeing our accounting and financial reporting processes and audits of our financial statements. The Audit Committee is comprised of Ms. Laura Pensiero, Mr. Robert Dillon and Mr. Richard Kassar. The Board has determined that Mr. Richard Kassar qualifies as an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K.

ITEM 11—EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2007 and 2006 by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, and (ii) our most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the last completed fiscal year, whose total compensation, as required to be disclosed pursuant to Item 402(n)(2) of Regulation S-K, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Consulting Fees	Total
Herbert B. Grimes	2007	$271,224	$42,946	$—	$314,170
Chairman of the Board of Directors and Chief Executive Officer	2006	257,500	39,660	—	$297,160

Mark E. Vaughan	2007	239,261	—	—	$239,261
Chief Operating Officer and Director	2006	221,130	—	—	$221,130

Gene P. Jones	2007	134,523	—	93,000	$227,523
Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer	2006	—	—	—	$—

The Summary Compensation Table includes, in the amounts shown for Herbert B. Grimes, compensatory payments consisting of management fees paid by Allison’s Gourmet Kitchens, LP (“Allison’s”) prior to acquisition by the Company, to Braxton Management, Inc., the general partner of Allison’s prior to acquisition by the Company. Mr. Grimes is the President of Braxton Management, Inc. The table does not include distributions to the limited partners of Allison’s in respect to their partnership interests.

The amounts listed as salary for Mr. Jones are for a partial year. The amounts listed as consulting fees for Mr. Jones are amounts paid to Tatum, LLC for services provided by Mr. Jones following acceptance of his current position with the Company and recruiting fees prior to acceptance. Mr. Jones is a partner in Tatum, LLC.

Pursuant to an executive services agreement between Vaughan and Tatum for Mr. Jones’ services, Vaughan was obligated to pay Mr. Jones a salary of $23,600 per month and Tatum a resource fee of $5,900 per month from July 2007 through October 2007, at which time the agreement was amended to provide that Vaughan would employ Mr. Jones as a long-term employee. In connection with the amendment to the agreement, Vaughan paid to Tatum a one-time fee of $62,500. Additionally, under the amendment, Vaughan will pay to Tatum a resource fee of $1,000 per month during the term of the amended agreement.

The following Outstanding Equity Awards At Fiscal Year End Table sets forth all outstanding equity awards as of December 31, 2007.

Outstanding Equity Awards At Fiscal Year End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested	Total
Herbert B. Grimes	$—	$—	$—	$—	$—	$—
Mark E. Vaughan	—	—	—	—	—	—
Gene P. Jones	—	—	—	—	—	—
Robert S. Dillon	—	—	—	—	—	—
Richard A. Kassar	—	—	—	—	—	—
Laura J. Pensiero	—	—	—	—	—	—

The following Director Compensation Table sets forth all compensation earned by directors during the fiscal years ended December 31, 2007 and 2006.

Director Compensation

Name and Principal Position	Year	Fees Earned or Paid in Cash	All Other Compensation	Total
Robert S. Dillon	2007	$7,250	$—	$7,250
	2006	—	—	—
Richard A. Kassar	2007	9,750	—	9,750
	2006	—	—	—
Laura J. Pensiero	2007	7,250	—	7,250
	2006	—	—	—

Our independent directors are paid an annual retainer fee of $5,000, a fee of $1,000 for each board meeting attended in person, a fee of $500 for participation in each telephonic board meeting, a fee of $1,000 for each audit committee meeting, a fee of $500 for each compensation committee meeting, a fee of $250 for each corporate governance committee meeting, our audit committee chairperson is paid a $5,000 retainer fee.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

The following table summarizes information as of December 31, 2007 as to (i) compensation plans under which our equity securities are authorized for issuance and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside the plans. The shares authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

	Equity Compensation Plan Table
	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	—	—	—
Equity Compensation Plans Not Approved By Security Holders (Vaughan Foods Equity Incentive Plan)	—	—	1,000,000

Total	—	—	1,000,000

Equity Incentive Plan

In August 2006, before our initial public offering, our stockholders approved and ratified a Vaughan Foods, Inc. Equity Incentive Plan, or the “Plan,” the purpose of which is to attract and retain the personnel necessary for our success. No grants have been made pursuant to the plan. The Equity Incentive Plan gives our board of directors the ability to provide incentives through grants of incentive and non-qualified stock options to our employees, consultants and directors.

A total of 1,000,000 shares of our common stock are reserved for issuance under the plan. If an award expires or terminates unexercised or is forfeited to us, the shares underlying the option award become available for further awards under the plan. As of the date of this prospectus, no awards have been made under the Plan.

The purpose of the Plan is to provide incentives to employees, directors and consultants whose performance will contribute to our long-term success and growth, to strengthen Vaughan’s ability to attract and retain employees, directors and consultants of high competence, to increase the identity of interests of such people with those of its stockholders and to help build loyalty to Vaughan through recognition and the opportunity for stock ownership. The Compensation Committee of the Board will administer the Plan and, except as otherwise provided in the Plan, will have complete authority and discretion to determine the terms of awards.

The following description of the Plan is a summary and is qualified in its entirety by reference to the Plan.

Eligibility. Under the Plan, incentive stock options may be granted only to employees and non-qualified stock options may be granted to employees, directors and consultants.

Term and Amendment of the Plan. Unless terminated earlier, the Plan and will expire in 2016. Our board may also amend the Plan, provided that no amendment will be effective without approval of our stockholders if shareholder approval is required to satisfy any applicable statutory or regulatory requirements.

Terms of Options. The Plan permits the granting of both incentive stock options and nonqualified stock options. Under the terms of the plan, the option price of both incentive stock options and non-qualified stock options must be at least equal to 100% of the fair market value of the shares on the date of grant. The maximum term of each option is ten years. For any participant who owns shares possessing more than 10% of the voting rights of Vaughan’s outstanding shares of Common Stock, the exercise price of any incentive stock option must be at least equal to 110% of the fair market value of the shares subject to such option on the date of grant and the term of the option may not be longer than five years. Options become exercisable at such time or times as the Compensation Committee may determine at the time it grants options.

Federal Income Tax Consequences

Non-qualified Stock Options. The grant of non-qualified stock options will have no immediate tax consequences to the Company or the grantee. The exercise of a non-qualified stock option will require an employee to include in his gross income the amount by which the fair market value of the acquired shares on the exercise date (or the date on which any substantial risk of forfeiture lapses) exceeds the option price. Upon a subsequent sale or taxable exchange of the shares acquired upon exercise of a non-qualified stock option, an employee will recognize long or short-term capital gain or loss equal to the difference between the amount realized on the sale and the tax basis of such shares. Vaughan will be entitled (provided applicable withholding requirements are met) to a deduction for Federal income tax purposes at the same time and in the same amount as the employee is in receipt of income in connection with the exercise of a non-qualified stock option.

Incentive Stock Options. The grant of an incentive stock option will have no immediate tax consequences to Vaughan or its employee. If the employee exercises an incentive stock option and does not dispose of the acquired shares within two years after the grant of the incentive stock option nor within one year after the date of the transfer of such shares to him (a “disqualifying disposition”), he will realize no compensation income and any gain or loss that he realizes on a subsequent disposition of such shares will be treated as a long-term capital gain or loss. For purposes of calculating the employee’s alternative minimum taxable income, however, the option will be taxed as if it were a non-qualified stock option.

There are no outstanding equity awards at fiscal year-end related to the Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of April 21, 2008 by (1) each of our directors, (2) each of our Named Executive Officers (as defined above), (3) all of our directors and executive officers as a group, and (4) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our Common Stock.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Ownership
Herbert B. Grimes	975,200	21.09
Mark E. Vaughan	982,200	21.25
Gene P. Jones	—	—
Robert S. Dillon	—	—
Richard A. Kassar	—	—
Laura J. Pensiero	—	—
Millenco, L.L.C. (3)	531,000	11.49
Directors and Officers (6 persons) as a group	1,957,400	42.34

(1)

The address for Herbert B. Grimes, Mark E. Vaughan and Gene P. Jones is Vaughan Foods, Inc., 216 Northeast 12th Street, Moore, Oklahoma 73160. Other addresses are as follows: Robert S. Dillon, 1800 South Air Depot Boulevard, Suite D, Midwest City, Oklahoma 73110; Richard A. Kassar, 400 Plaza Drive, Secaucus, New Jersey, 07094; Laura J. Pensiero, 6422 Montgomery Street, Rhinebeck, New York 12572; Millenco, L.L.C., 666 Fifth Avenue, New York, New York 10103.

(2)

A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from April 21, 2008. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. On April 21, 2008, 4,623,077 shares of our Common Stock were outstanding.

(3)	Millenco, L.L.C. is a beneficial owner of 531,000 shares of our common stock as reported on its Form SC 13D as filed with the U.S. Securities and Exchange Commission on June 28, 2007.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Set forth below are details of transactions during the year ended December 31, 2007, or currently proposed transactions, in which Vaughan Foods, Inc. was or is to be a participant, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years, and in which any director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had or will have any material interest, direct or indirect.

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

Review, Approval or Ratification of Transactions with Related Persons

In order to formalize the process by which the Company reviews any transaction with a related person, the Board of Directors, at its March 13, 2008 meeting, adopted a policy addressing the Company’s procedures with respect to the review, approval, and ratification of “related person transactions” that are required to be disclosed pursuant to Item 404 (a) of Regulation S-K. Under the policy, the Company’s Chief Financial Officer initially determines if a transaction or relationship constitutes a transaction that requires compliance with the policy. The policy provides that any transaction, arrangement or relationship, or series of similar transactions, with any Director, executive officer, 5% beneficial owner, or any of the immediate family members (collectively, “related persons”) in which the Company has or will have a direct or indirect material interest and which exceeds the lesser of one percent of the average of our total assets at year end for the last two completed fiscal years, or $120,000 in the aggregate shall be subject to review, approval or ratification by the Audit Committee. In its review of related person transactions, the Audit Committee will review the material facts and circumstances of the transaction.

Director Independence

Our Board of Directors is comprised of Herbert B. Grimes, Mark E. Vaughan, Robert S. Dillon, Richard A. Kassar and Laura J. Pensiero.

The Board has determined, in accordance with Nasdaq’s listing standards, that: (i) Robert S. Dillon, Richard A. Kassar and Laura J. Pensiero (the “Independent Directors”) are independent and represent a majority of its members; (ii) Robert S. Dillon, Richard A. Kassar and Laura J. Pensiero, as the sole members of the Audit Committee, are independent for such purposes; and (iii) Robert S. Dillon, Richard A. Kassar and Laura J. Pensiero, as the sole members of the Compensation Committee, are independent for such purposes.

In determining director independence, our Board applies the independence standards set by Nasdaq. In its application of such standards the Board takes into consideration all transactions with Independent Directors and the impact of such transactions, if any, on any of the Independent Directors’ ability to continue to serve on our Board. To that end, for the fiscal year ended 2007, our Board considered the fees paid to the Independent Directors disclosed above in “Item 10—Executive Compensation—Director Compensation” and determined that those transactions were within the limits of the independence standards set by Nasdaq and did not impact their ability to continue to serve as Independent Directors.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

With respect to the years ended December 31, 2007 and 2006 the aggregate fees billed by Cole & Reed, P.C. are as follows:

	2007	2006
Audit Fees (1)	$318,250	$216,100
Audit Related Fees (2)	$7,500	$—
Tax Fees	$—	$—
All Other Fees	$—	$—

(1)

Audit fees reflect aggregate fees billed by Cole & Reed, P.C. for the audit of the Company’s financial statements, the review of the Company’s interim financial statements, and for the review of documents filed with or submitted to the Securities and Exchange Commission.

(2)	Audit related fees reflect aggregate fees billed by Cole & Reed, P.C. for services related to employee benefit plan audits.

The Audit Committee determined that the non-audit services provided by Cole & Reed, P.C. during the year ended December 31, 2007 were compatible with maintaining the independence of Cole & Reed, P.C.

PART IV

ITEM 15—EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of Documents Filed as a Part of this Annual Report on Form 10-K/A:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K/A.

Consolidated Balance Sheets at December 31, 2007 and 2006; and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005; Notes to Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

(b) Exhibits

The exhibits listed below are filed as a part of this Annual Report on Form 10-K/A.

Exhibit No.	Description
1.1	—Form of Underwriting Agreement[6]
3.(i)	—Certificate of Incorporation, as amended[1]
3.(ii)	—Bylaws, as amended[10]
4.1	—Specimen stock certificate[3]
4.2	—Form of warrant agreement, including form of Class A and Class B warrants[6]
4.3	—Specimen unit certificate[3]
4.4	—Form of representative’s warrant[6]
4.5	—Mortgage and loan agreement dated December 31, 2004[1]
4.6	—Indenture of trust dated December 31, 2004[1]
4.7	—Real estate loan due August 1, 2028[1]
4.8	—Agreement of the registrant to furnish agreements defining rights of holders of long term debt[1]
10.1	—Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon J. Brandt, Jr. Dated June 12, 2006[1]
10.2	—Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas, dated May 19, 2006[1]
10.3	—Vaughan Foods, Inc. equity incentive plan[10]
10.4	—Form of Securities Purchase and Subscription Agreement dated as of July 17, 2006[1]
10.5	—Form of Registration Rights Agreement dated as of July 17, 2006[1]
10.6	—Promissory Note dated September 25, 2006[1]
10.7	—Form of Lock-Up Agreement[3]
10.8	—Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon Brandt, Jr. dated April 20, 2007[5]
10.9	—Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas dated April 20, 2007[5]
10.10	—Form of amended Promissory Note dated September 25, 2006[5]
10.11	—Amended Promissory Note dated September 25, 2006[7]
10.12	—Promissory Note dated July 3, 2007[7]
10.13	—Promissory Note dated July 3, 2007[7]
10.14†	—Form of Interim Executive Services Agreement dated June 29, 2007[8]

Exhibit No.	Description
10.15	—Loan Agreement dated as of December 31, 2007[9]
10.16	—Security Agreement dated as of December 31, 2007[9]
10.17	—Revolving Credit Loan Promissory Note dated as of December 31, 2007[9]
10.18	—Form of Second Promissory Note extension agreement and amendment to loan and security agreement[2]
21.1	—Subsidiary Schedule[10]
31.1*	—Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	—Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	—Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

**	Furnished, not filed, pursuant to Item 601(b) (32) of Regulation S-K.

†	Management contract, compensation plan or arrangement

1.	Previously filed as an exhibit to the initial filing of our registration statement on Form S-1 filed on October 6, 2006

2.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on December 27, 2006

3.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on January 30, 2007

4.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on April 3, 2007

5.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on April 26, 2007

6.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on May 10, 2007

7.	Previously filed as an exhibit to our quarterly report on Form 10-Q/A filed on August 14, 2007

8.	Previously filed as an exhibit to our current report on Form 8-K filed on August 15, 2007

9.	Previously filed as an exhibit to our current report on Form 8-K filed on January 4, 2008

10.	Previously filed as an exhibit to the original filing of this report on Form 10-K on March 20, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAUGHAN FOODS, INC.

By:	/s/ HERBERT B. GRIMES (Herbert B. Grimes Chairman of the Board of Directors and Chief Executive Officer)

Date: April 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ HERBERT B. GRIMES	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 28, 2008
Prinicipal Financial Officer and Principal Accounting Officer:
/s/ GENE P. JONES	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 28, 2008
/s/ MARK E. VAUGHAN	Chief Operating Officer and Director	April 28, 2008
/s/ ROBERT S. DILLON	Director	April 28, 2008
/s/ RICHARD A. KASSAR	Director	April 28, 2008
/s/ LAURA J. PENSIERO	Director	April 28, 2008

EXHIBIT INDEX

Exhibit No.	Description
1.1	—Form of Underwriting Agreement[6]
3.(i)	—Certificate of Incorporation, as amended[1]
3.(ii)	—Bylaws, as amended[10]
4.1	—Specimen stock certificate[3]
4.2	—Form of warrant agreement, including form of Class A and Class B warrants[6]
4.3	—Specimen unit certificate[3]
4.4	—Form of representative’s warrant[6]
4.5	—Mortgage and loan agreement dated December 31, 2004[1]
4.6	—Indenture of trust dated December 31, 2004[1]
4.7	—Real estate loan due August 1, 2028[1]
4.8	—Agreement of the registrant to furnish agreements defining rights of holders of long term debt[1]
10.1	—Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon J. Brandt, Jr. Dated June 12, 2006[1]
10.2	—Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas, dated May 19, 2006[1]
10.3	—Vaughan Foods, Inc. equity incentive plan[10]
10.4	—Form of Securities Purchase and Subscription Agreement dated as of July 17, 2006[1]
10.5	—Form of Registration Rights Agreement dated as of July 17, 2006[1]
10.6	—Promissory Note dated September 25, 2006[1]
10.7	—Form of Lock-Up Agreement[3]
10.8	—Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon Brandt, Jr. dated April 20, 2007[5]
10.9	—Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas dated April 20, 2007[5]
10.10	—Form of amended Promissory Note dated September 25, 2006[5]
10.11	—Amended Promissory Note dated September 25, 2006[7]
10.12	—Promissory Note dated July 3, 2007[7]
10.13	—Promissory Note dated July 3, 2007[7]
10.14†	—Form of Interim Executive Services Agreement dated June 29, 2007[8]
10.15	—Loan Agreement dated as of December 31, 2007[9]
10.16	—Security Agreement dated as of December 31, 2007[9]
10.17	—Revolving Credit Loan Promissory Note dated as of December 31, 2007[9]
10.18	—Form of Second Promissory Note extension agreement and amendment to loan and security agreement[2]
21.1	—Subsidiary Schedule[10]
31.1*	—Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	—Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	—Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

**	Furnished, not filed, pursuant to Item 601(b) (32) of Regulation S-K.

†	Management contract, compensation plan or arrangement

1.	Previously filed as exhibit 3.1 to the initial filing of our registration statement on Form S-1 filed on October 6, 2006

2.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on December 27, 2006

3.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on January 30, 2007

4.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on April 3, 2007

5.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on April 26, 2007

6.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on May 10, 2007

7.	Previously filed as an exhibit to our quarterly report on Form 10-Q/A filed on August 14, 2007

8.	Previously filed as an exhibit to our current report on Form 8-K filed on August 15, 2007

9.	Previously filed as an exhibit to our current report on Form 8-K filed on January 4, 2008

10.	Previously filed as an exhibit to the original filing of this report on Form 10-K on March 20, 2008