Form 10-Q
period 2008-03-31
Vaughan Foods, Inc.
filed 2008-05-12
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______________to

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes ☐    No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Number of shares outstanding of the registrant’s common stock, as of May 9, 2008:

Class	Shares Outstanding
Common Stock, $0.001 par value per share	4,623,077

VAUGHAN FOODS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2008
INDEX

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Vaughan Foods, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Vaughan Foods, Inc. and subsidiaries (the “Company”) as of March 31, 2008, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2008 and 2007, and the related statement of stockholders’ equity for the three months ended March 31, 2008. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of the Company as of December 31, 2007, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, and the accompanying statement of stockholders’ equity for the year ended December 31, 2007, are fairly stated, in all material respects, in relation to the financial statements from which they have been derived.

Oklahoma City, Oklahoma
May 6, 2008

VAUGHAN FOODS, INC.
Consolidated Balance Sheets
March 31, 2008 & December 31, 2007

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,785,067	$2,698,474
Accounts receivable, net of allowance for credit losses of
$92,782 at March 31, 2008 and $173,561 at December 31, 2007	6,144,580	5,980,293
Inventories	2,909,795	2,846,054
Prepaid expenses and other assets	144,512	119,049
Deferred tax assets	35,257	40,264

Total current assets	11,019,211	11,684,134

Restricted assets:
Cash	285	283
Investments	906,011	708,298

Total restricted assets	906,296	708,581

Property and equipment, net	16,791,531	16,569,195

Other assets:
Loan origination fees, net of amortization	373,150	377,045
Intangible assets	489,463	714,921
Deferred tax assets, noncurrent	512,699	393,193

Total other assets	1,375,312	1,485,159

Total assets	$30,092,350	$30,447,069

Liabilities and Stockholders' Equity (Deficiency)
Current liabilities:
Accounts payable	$6,161,851	$4,940,968
Short-term borrowings	-	1,000,000
Note payable to former owners of Allisons Gourmet Kitchens, LP	1,000,000	1,000,000
Accrued liabilities	2,109,488	1,889,346
Current portion of long-term debt	816,711	865,062
Current portion of capital lease obligation	192,985	189,364
Amounts payable to former owners of Wild About Food	100,000	221,370

Total current liabilities	10,381,035	10,106,110

Long term liabilities:
Long-term debt, net of current portion	9,011,171	9,146,110
Capital lease obligation, net of current portion	247,681	297,062
Deferred gain on sale of assets	115,328	-
Amounts payable to former owners of Wild About Food, net of current portion	187,485	250,000

Total long-term liabilities	9,561,665	9,693,172

Stockholders' equity:
Common stock, $0.001 par value; authorized 50,000,000 shares;
4,623,077 shares issued and outstanding at March 31, 2008
and December 31, 2007	4,623	4,623
Preferred stock, $0.001 par value; authorized 5,000,000 shares;
0 shares issued and outstanding at March 31, 2008 and
December 31, 2007	-	-
Paid in Capital	12,563,803	12,563,803
Member Capital	-	80,167
Retained Earnings (deficit)	(2,418,776)	(2,000,806)

Total stockholders' equity	10,149,650	10,647,787

Total liabilities and stockholders' equity	$30,092,350	$30,447,069

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Unaudited Consolidated Statements of Operations
For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Net sales	$20,816,235	$12,533,216
Cost of sales	18,770,839	11,146,507
Gross profit	2,045,396	1,386,709
Selling, general and administrative expenses	2,419,845	833,445
Operating income (loss)	(374,449)	553,264
Rent income	-	95,180
Interest expense	(178,807)	(619,035)
Interest income	20,787	10,975
Other income and expense, net	(158,020)	(512,880)
Net income (loss) before income taxes	(532,469)	40,384
Income tax expense (benefit)	(114,499)	151,748
Net income (loss)	$(417,970)	$(111,364)
Weighted average shares outstanding - basic and diluted	4,623,077	2,300,000
Net income (loss) per share - basic and diluted	$(0.09)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Unaudited Consolidated Statements of Stockholders' Equity
For the Year Ended December 31, 2007 and the Three Months Ended March 31, 2008

						Total
	Common Stock			Member	Retained	Stockholders'
			Paid in	Capital	Earnings	Equity
	Shares issued	Amount	Capital	(Deficit)	(Deficit)	(Deficiency)

Balance at January 1, 2007	2,300,000	2,300	413,693	(22,921)	(991,642)	(598,570)

Issuance of common stock in connection with
intitial public offering	2,150,000	2,150	11,025,283	-	-	11,027,433
Issuance of common stock in connection with
bridge funding liability	173,077	173	1,124,827	-	-	1,125,000
Net income (loss)	-	-	-	103,088	(1,009,164)	(906,076)

Balance at December 31, 2007	4,623,077	4,623	12,563,803	80,167	(2,000,806)	10,647,787

Exclusion of previously consolidated variable interest
entity (See Note 19) (unaudited)	-	-	-	(80,167)	-	(80,167)
Net (loss) (unaudited)					(417,970)	(417,970)

Balance at March 31, 2008 (unaudited)	4,623,077	$4,623	$12,563,803	$-	$(2,418,776)	$10,149,650

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2008 and 2007

	Three Months Ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss)	$(417,970)	$(111,364)
Adjustments to reconcile net (loss) to net cash
provided by operating activities:
Depreciation and amortization	414,169	612,778
Provision for credit losses	(80,778)	(2,605)
Deferred income taxes	(114,499)	151,748
Changes in operating assets and liabilities:
Accounts receivable	(83,509)	(277,513)
Accounts receivable - related party	-	(85,304)
Inventories	(63,742)	(283,189)
Prepaid expenses and other assets	(25,462)	(34,381)
Accounts payable	1,220,883	711,213
Accounts payable, related party	-	118,254
Accrued liabilities	220,142	336,569

Net cash provided by operating activities	1,069,234	1,136,206

Cash flows from investing activities:
Purchases of property and equipment	(1,163,224)	(441,371)
Investments in Restricted assets	(197,715)	(200,177)
Proceeds from sale of assets	692,600	-
Deconsolidation of variable interest entity	(80,167)	-

Net cash (used by) investing activities	(748,506)	(641,548)

Cash flows from financing activities:
Cash paid for deferred public offering expense	-	(250,311)
Payments of loan origination fees	(5,086)	-
Repayment of long-term debt and capital leases	(229,049)	(128,919)
Repayments of short-term borrowings	(1,000,000)	-

Net cash (used by) financing activities	(1,234,135)	(379,230)

Net increase (decrease) in cash and cash equivalents	(913,407)	115,428

Cash and cash equivalents at beginning of period	2,698,474	868,377

Cash and cash equivalents at end of period	$1,785,067	$983,805

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of capitalized interest	$199,784	$183,332

Supplemental disclosures of noncash financing and investing activities:
Decrease in amounts payable to former owners of Wild About Food
due to net loss incurred by Wild	$183,885	$-

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2008 and 2007

(1)    Nature of Operations

Vaughan Foods, Inc. (the “Company”) is an Oklahoma-based specialty food processor serving customers in a multi-state region. The Company and its subsidiaries operate from manufacturing facilities in Moore, Oklahoma and Fort Worth, Texas.

(2)    Summary of Significant Accounting Policies

(a)      Basis of Reporting

The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K.

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

(b)      Principles of Consolidation

The December 31, 2007 consolidated balance sheet and March 31, 2007 consolidated statement of operations and statement of cashflows, include the accounts of the Company and of Cimarron Holdings, LLC (“Cimarron”). Cimarron is owned by our current chief operating officer and a former member of management. Cimarron previously owned an airplane that was used by Company management. The Company was making the debt service payments on the liability associated with the airplane, as well as all costs of maintenance and operations. Because the Company was the primary beneficiary of Cimarron, it was considered a variable interest entity subject to FIN 46R, and was previously consolidated by the Company in its consolidated financial statements. All significant intercompany transactions and balances were eliminated in consolidation. Due to the sale of the airplane on December 3, 2007, the Company no longer has a beneficial interest in Cimarron, and therefore has not consolidated the March 31, 2008 unaudited consolidated financial statements.

On June 30, 2007, the Company acquired 100 percent of Allison's Gourmet Kitchens, LP (“Allison’s”) and its wholly-owned subsidiary, Wild About Food - Oklahoma, a Texas Limited Liability Company (“Wild”). The accompanying consolidated balance sheets as of December 31, 2007 and March 31, 2008 include the accounts of Allison's and Wild. The accompanying consolidated statement of operations, statement of stockholders’ equity and statement of cash flows for the three month period ended March 31, 2008 include the accounts of Allison’s and Wild. All intercompany balances have been eliminated in consolidation.

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

Depreciation, including assets classified as capital leases, are provided using the straight-line method over the following estimated useful lives:

Plant and improvements	15 - 40 years
Machinery and equipment	2 - 15 years
Transportation equipment	3 - 10 years
Office equipment	2 - 7 years

(h)      Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(i)      Revenue Recognition

The Company recognizes revenue, net of related sales discounts and allowances, when persuasive evidence of an arrangement exists (such as a customer purchase order), delivery has occurred, the price to the customer has been fixed or is determinable, and collectibility is reasonably assured. Revenues also include those amounts related to shipping and handling. Shipping and handling expenses are also included in cost of sales. Consideration from the Company to a customer is presumed to be a reduction to the selling price of the Company's products and accordingly, is characterized as a reduction of sales when recognized in the Company's consolidated statements of operations. As a result, certain promotional expenses are recorded as a reduction of net sales, at the time in which the sale is recognized.

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

As of March 31, 2008, the Company has Class A and Class B warrants outstanding resulting from its initial public offering as described in Note 12. The exercise price of both classes of warrants exceeds the Company’s stock price, therefore the Company has not included these warrants as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

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

(o)      Investments

All of the Company's investments are classified as available for sale and are stated at fair value. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders' equity until realized. There were no unrealized gains or losses for the three months ended March 31, 2008 and 2007. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings. As of March 31, 2008 and December 31, 2007, the Company's investments consisted primarily of guaranteed investment contracts at a fixed interest rate of 2.25 percent.

(p)      Classification of Consolidated Financial Statement Items

Certain maintenance and repair expenses related primarily to facilities have been reclassified from selling, general and administrative expenses to cost of sales. The Company believes that the reclassification of these expenses in cost of sales better reflects the cost of manufacturing our products. The impact of this change in principle was an increase to cost of sales of $522,000 in the three months ended March 31, 2007 and a corresponding decrease to selling, general and administrative expense in the same period.

(q)      Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value in determining its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of its balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has determined the effects of the adoption of this statement does not have a material effect on its consolidated financial statements, because the Company has elected not to report any liabilities or assets at any value other than that achieved by historical cost, and that if the Company were to make such an election, the difference in values reported on the Company’s consolidated financial statements would not provide more relevant and understandable information for the users of the Company’s consolidated financial statements. The Company will continue to evaluate the application of SFAS No. 159.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements–an amendment of ARB No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 will not have an effect on the Company’s consolidated financial statements due to the Company’s existing subsidiaries being owned 100%. The effect of application of SFAS No. 160 on future acquisitions is not known and will vary depending on the nature of the acquisition.

(3)    Inventories

A summary of inventories follows:

	March 31,	December 31,
	2008	2007
	(unaudited)

Raw materials and supplies	$2,555,707	$2,096,887
Finished goods	354,088	627,060
Deferred production costs	-	122,107

Total inventory	$2,909,795	$2,846,054

(4)      Restricted Assets

The Company is required to hold cash in reserve in separate trust accounts applicable to its $5.0 million Cleveland County Industrial Authority Industrial Development Revenue Bonds, issued December 2004. The project construction account represents proceeds of the bond offering to be drawn for approved capital expenditures. The debt reserve account represents funds to be used for debt service in the event of default. The interest and principal accounts represent deposits to be used for debt service. These assets are as follows:

	March 31,	December 31,
	2008	2007
	(unaudited)
Project construction account	$285	$283
Debt reserve account	500,000	512,134
Interest fund account	274,115	129,195
Principal fund account	131,896	66,969

Total restricted assets	$906,296	$708,581

(5)      Property and Equipment

Property and equipment, at cost, consists of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)
Land	$238,162	$238,162
Plant and improvements	11,325,438	11,325,438
Machinery and equipment	8,428,913	8,170,088
Transportation equipment	1,172,031	2,066,506
Office equipment	189,561	187,145
Construction in progress	1,113,321	211,338
	22,467,426	22,198,677
Less accumulated depreciation	(5,675,895)	(5,629,482)
Property and equipment, net	$16,791,531	$16,569,195

During the three months ended March 31, 2008 and 2007, depreciation expense, including depreciation on assets classified as capital leases, was $380,616 and $258,181, respectively.

In January of 2008, the Company entered into an agreement to sell certain transportation equipment for $692,600 and lease back the same equipment under operating leases, for terms of three and five years varying on the remaining useful lives of the equipment. The gain on the sale of equipment has been deferred and is being amortized over the lease terms. Future minimum annual lease payments related to these operating leases have been included in Note 14.

(6)      Line of Credit

On December 31, 2007, the Company completed a $5.0 million secured bank line of credit, due on March 31, 2010, providing for interest at prime rate minus five-eights percent (0.625%), adjusted on date of change. The rate is also adjustable quarterly with respect to the Company’s financial ratio of funded debt to EBITDA, as defined (earnings before interest, tax, depreciation and amortization). A change in the financial ratio will cause a variation in the adjustment to the prime in the range between 1.000% and 0.375% . The line of credit is secured by accounts receivable, inventory and general intangibles, and subject to a debt service coverage ratio covenant of 1.25x to 1.0, as defined, for which the Company is in compliance as of March 31, 2008. The Company is limited by covenants of the line of credit regarding the sale or assignment of encumbered assets or any asset when done so outside the ordinary course of business. There were no short-term borrowings under this line of credit at March 31, 2008 and December 31, 2007. This line of credit replaces all previous lines of credit as previously held by the Company and its subsidiaries.

(7)      Short-term Borrowings

The Company agreed to enter into a 10 percent non-secured promissory note on September 21, 2006 for a maximum of $1.0 million. The maturity date was the earlier of April 30, 2007, or the consummation of any initial public offering consummated before the maturity date. This note is payable to the lead underwriter for the Company’s initial public offering (see Note 12). Following the completion of the initial public offering, the Company entered into an agreement to extend the note to the earlier of June 30, 2008 or the closing of an equity financing in which the Company receives at least $4.0 million in gross proceeds. On January 24, 2008, the borrowings and accrued interest were repaid. Borrowings under this note were $1.0 million at December 31, 2007.

(8)      Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)
6.75 - 7.10 % Cleveland County
Industrial Revenue Bonds
secured by real property
final payment due December 1, 2024	$4,365,000	$4,365,000
5.75 - 9.00 % Real estate loans
secured by real property
final payments due July 22, 2009
and August 1, 2028	3,440,255	3,455,589
4.75 - 6.50 % Vehicle loans
secured by various transportation equipment
final payments due from 2008 thru 2010	60,162	132,617
8.75 % Equipment loan
secured by manufacturing equipment
final payment due March 3, 2011	1,725,468	1,814,547
9.56 % Equipment loans
secured by refrigeration equipment
final payment due May 1, 2021	95,067	101,004
9.56 % Real estate loan
secured by real property
final payment due May 1, 2021	141,930	142,415

Total long-term debt	9,827,882	10,011,172
Less current portion	816,711	865,062
Net long-term debt	$9,011,171	$9,146,110

The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows:

Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of 1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. If the Debt Service coverage ratio reported for each of the previous four quarters is less than 1.50x to 1.00 the Company is required to retain a consultant. The actual coverage ratio as of March 31, 2008 is 0.76x to 1.00.

Current Ratio: The Company is required to maintain a current ratio 1.10 to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of March 31, 2008 is 1.06x to 1.00.

Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of March 31, 2008 is 0.91x to 1.00.

Accounts Payable: The Company agrees that not more than 20 percent of its accounts payable shall be in excess of 90 days past due. The actual percentage as of March 31, 2008 is 2.92 percent.

Accounts Receivable: The Company agrees that not more than 20 percent of accounts receivable will be in excess of 90 days past due. The actual percentage as of March 31, 2008 is 0.88 percent.

Noncompliance with the finanical covenants will not be considered an event of default under the terms of the agreement. Noncompliance with the above ratios has resulted in an increase in the interest rate on each of the Bonds of 1% until the Company is in compliance with the required ratios.

Capital lease obligations consist of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)

8.95 - 9.19 % Equipment leases	$437,454	$482,302
8.62 % Equipment lease	3,212	4,124
	440,666	486,426
Less current portion	192,985	189,364
Net long-term debt	$247,681	$297,062

Annual Debt Service Requirements

The annual principal payment requirements to maturity, for long-term debt and capital lease obligations at March 31, 2008 are as follows:

Year Ending		Capital Lease
March 31,	Long-Term Debt	Obligations	Total
2009	$816,711	$192,985	$1,009,696
2010	1,043,533	207,542	1,251,075
2011	917,400	40,139	957,539
2012	1,124,470	-	1,124,470
2013	541,926	-	541,926
Thereafter	5,383,842	-	5,383,842
Principal outstanding at
March 31, 2008	$9,827,882	$440,666	$10,268,548

During the the three months ended March 31, 2008 and 2007, total interest costs were $178,807 and $726,023, respectively. The amount of interest costs capitalized to construction projects during the three months ended March 31, 2007 was $106,988.

(9)    Accrued Liabilities

A summary of accrued liabilities follows:

	March 31,	December 31,
	2008	2007
	(unaudited)
Rebates and commissions	$1,032,195	$939,242
Interest expense	207,222	228,199
Compensation	532,476	309,261
Workers' compensation	159,182	194,192
Payroll taxes	43	56,452
Promotions and incentives	127,269	131,218
Property taxes	44,981	23,474
Other	6,120	7,308
Total accrued liabilities	$2,109,488	$1,889,346

(10)   Amounts Payable to Former Owners of Wild

The Company has current liabilities in the amount of $100,000 and long-term liabilities in the amount of $187,485 which are related to contingent payments to former owners of Wild.

(11)   Intangible Assets

Allison’s holds an intangible asset, a customer list related to its acquistion by the Company in the amount of $154,210. The Company began amortizing the asset to expense over a period of five years beginning July 1, 2007, resulting in accumulated amortization expense of $23,135 and a net carrying amount at March 31, 2008 of $131,075. Allison’s holds an intangible asset, a customer relationship with a certain customer of Wild. The value of the customer relationship is $358,389 net of amortization of $197,509 at March 31, 2008. The Company amortizes the asset to expense over a period of five years. The amount of annual amortization expense related to the March 31, 2008 value of the customer relationship is $127,446. The earnings (losses) of Wild will cause an increase (decrease) in the value, which will add (reduce) total amortization expense.

(12)   Initial Public Offering

On July 3, 2007, the Company completed an initial public offering of its shares. The offering consisted of 2.15 million units, with each unit consisting of one share of common stock, one Class A warrant and one Class B warrant. The units were priced at $6.50 each in the offering.

Class A warrants entitle the holder to buy one common share at $9.75 a share. The Class B warrants entitle holders to buy one share at $13.00 a share.

The Class A and Class B warrants are exercisable at any time after they become separately tradable. The Company may redeem some or all of the warrants commencing six months after the initial public offering, after they become separately tradable, at a price of $0.25 per warrant, on 30 days’ notice to the holders. At close of business on July 27, 2007, the units separated into common stock and warrants and the stock and each warrant commenced trading, individually, after that date, on the Nasdaq Capital Market under the symbols: FOOD for the common stock, FOODW for the Class A warrants and FOODZ for the Class B warrants. The Units ceased to trade on that date.

The Company may redeem the Class B warrants only if its gross revenue, for any period of twelve months preceding the notice is equal to or greater than $100 million.

The Class A and Class B warrants expire on June 27, 2012.

A portion of the proceeds from the initial public offering were used to (a) acquire the partnership interests in Allison’s for $1.5 million in cash and a deferred payment of $1.0 million (see Note 20), (b) repay a short-term borrowing of $2.0 million which was used to complete the extension of our existing facility, and (c) repay our bank line of credit of $2.7 million. The remainder of the proceeds are being used to supplement our working capital for general corporate purposes and to construct or acquire one or more new facilities.

(13)   Income Taxes

Income tax expense (benefit) for the three months ended March 31, 2008 and 2007, consist of the following:

	Three months ended March 31,
	2008	2007
	(unaudited)
Current:
Federal	$-	$-
State	-	-
	-	-
Deferred:
Federal	(102,442)	135,769
State	(12,057)	15,979
	(114,499)	151,748
Total income tax expense (benefit)	$(114,499)	$151,748

Deferred tax assets (liabilities) are as follows:

	March 31,	December 31,
	2008	2007
	(unaudited)
Net operating loss carryforward	$870,113	$802,874
Oklahoma job and investment credits	87,567	87,567
Depreciation	(488,806)	(497,248)
Deferred gain on sale of assets	43,825	-
Other	35,257	40,264
Net deferred tax asset	$547,956	$433,457

Current portion	$35,257	$40,264
Non-current portion	512,699	393,193
	$547,956	$433,457

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

As of March 31, 2008, the Company has a net operating loss carryforward of $2.1 million which, if unused, will commence expiring in 2018 and state new jobs/investment credit carryforwards totaling $88,000 of which, if unused, $62,000 will expire on December 31, 2008.

Actual income tax expenses differ from “expected” income tax, computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, as follows:

	Three months ended March 31,
	2008	2007
	(unaudited)	(unaudited)
Computed “expected” income taxes	$(181,039)	$13,731
State income taxes, net of federal
income tax	(11,484)	2,423
Permanent difference due to
amortization of equity transactions	-	95,625
Effect of consolidation of variable interest entity	-	(1,023)
Permanent difference due to gain on
sale of assets	78,024	-
Utilization of net operating loss carryforwards
against current income	-	40,992
	$(114,499)	$151,748

(14)   Operating Leases

The Company has noncancelable long-term operating leases for certain distribution equipment with various expiration dates and one lease for refrigerated warehouse space. The equipment leases require the Company to pay a base rate plus specific mileage amounts. Future minimum annual lease payments for these long-term leases for the next five years ending March 31,

(unaudited)
2009	$621,829
2010	447,968
2011	281,778
2012	150,345
2013	101,340
$1,603,260

(15)    Employee Benefit Plans

In 2002, the Company adopted a Flexible 401(k) plan covering all full-time employees with a minimum of one year of service. The Company makes contributions under the plan at an amount equal to 25 percent of the employee’s elective deferral rate, up to a maximum of 4 percent of the employee’s compensation. The Company's contributions to the plan during the three months ended March 31, 2008 and 2007 were $2,683 and $1,881, respectively.

In August 2006, the Company adopted a stock option plan providing for potential awards of up to 1,000,000 options to purchase shares. No options have been issued under the plan.

(16)    Major Customers

The Company has supply arrangements with two certain distributors, representing 14 percent and 11 percent of its gross revenues, respectively. Both distributors are composed of numerous distinct purchasing units. No individual purchasing unit of either distributor represents greater than 6 percent of gross revenues.

(17)   Related Party Transactions

On June 30, 2007, Allison’s merged into the Company. Prior to the merger, the Company provided a discounted price for products sold to Allison's for use as ingredients in Allison’s products. All other transactions between the companies are at fair value.

During the three months ended March 31, 2007 the Company’s sales, including freight services, to Allison’s and purchases from Allison’s were as follows (unaudited):

Three months
ended March 31,
2007
(unaudited)
Sales of product to Allison's	$191,965
Freight revenue from Allison's	$88,443
Purchases from Allison's	$148,779

Prior to the merger, the Company leased a portion of its facilities to Allison’s on an annual lease agreement. The Company and Allison’s shared utilities, sales and administration staff, and other facility expenses. Allison’s reimbursed the Company for its portion of the shared expenses through periodic reimbursement. A summary of the shared expenses for the three months ended March 31, 2007 are as follows:

Three months
ended March 31,
2007
(unaudited)
Rents	$95,180
Utilities	$49,093
Salaries	$46,443

Amounts payable and receivable between the companies as of March 31, 2008 and December 31, 2007 are eliminated in consolidation on the consolidated balance sheet.

(18)   Commitments and Contingencies

The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at March 31, 2008, which would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

(19)   Cimarron Holdings, L.L.C.

The Company’s current chief operating officer and a former member of management each have a 50 percent ownership in Cimarron Holdings, LLC. (“Cimarron”). Cimarron previously owned an airplane that was used by Company management. The Company had not guaranteed the obligations of Cimarron, but is making the debt service payments for Cimarron, as well as all of the costs of maintenance and operations of the airplane. The airplane was sold on December 3, 2007. Due to the sale of the airplane on December 3, 2007, the Company no longer has a beneficial interest in Cimarron, and therefore has not included it in the Company’s March 31, 2008 unaudited consolidated financial statements.

The Company’s consolidated financial statements through December 31, 2007 include the financial statements of Cimarron. The consolidation of Cimarron increased the Company’s consolidated total assets and liabilities at December 31, 2007 as follows:

December 31,
2007

Total assets	$85,167
Total liabilities	$5,000

(20)   Acquisition of Allison's

On June 30, 2007, the Company acquired (i) for nominal consideration, 60 percent of the limited partnership interests in Allison’s from Mark Vaughan, our President and Chief Operating Officer, and Vernon J. “Butch” Brandt, our former Vice President – Operations, (ii) the general partnership interest in Allison’s from Braxton Management, Inc., in return for our agreement to indemnify it from all liability as the former general partner of Allison’s, and (iii) for a total price of $2,500,000, the remaining 40 percent of the limited partnership interests in Allison’s from Herbert Grimes, our Chairman and Chief Executive Officer and Stan Gustas, our former Chief Financial Officer.

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

Mr. Grimes, through Braxton Management, Inc., owned 87.5 percent of such minority limited partnership interests and received $1,312,500 of such net proceeds. Mr. Gustas owned the remaining 12.5 percent of such minority limited partnership interests and received $187,500 of such net proceeds. The $1.0 million balance of the purchase price for the 40 percent minority interests, which bears interest at 10 percent per annum, will be paid, $875,000 to Mr. Grimes and $125,000 to the estate of Mr. Gustas, upon the earlier of June 30, 2008, or the closing of an equity financing in which we raise at least $4.0 million in gross proceeds.

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

The acquisition of Allison’s was accounted for as a purchase and, accordingly, all assets and liabilities have been stated at their fair values at the date of the acquisition and are included in the accompanying consolidated balance sheet as of March 31, 2008 and December 31, 2007.

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

The results of operations prior to acquisition for Allison’s have not been included in the primary financial statements for the period of January 1, 2007 thru March 31, 2007, since the transaction was consummated as of the close of business on June 30, 2007.

The following Unaudited Proforma Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 give effect to the acquisition of Allison's and the completion of the initial public offering as if they had occurred on or before January 1, 2006:

Vaughan Foods, Inc. and Allison's Gourmet Kitchens, LP
Unaudited Proforma Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2007

	Vaughan	Allisons	Acquisition		ProForma
	Historical	Historical	Adjustments		Post Acquisition
			(unaudited)		(unaudited)
Net sales	$12,533,216	$5,709,630	($429,187)	A1	$17,813,659
Cost of sales	11,146,507	4,573,519	(524,367)	A2	15,195,659
Gross profit	1,386,709	1,136,111	95,180		2,618,000
Selling, general and administrative expenses	833,445	668,151	7,711	A3	1,509,307
Operating income	553,264	467,960	87,469		1,108,693
Rent income	95,180	-	(95,180)	A4	-
Interest expense	(619,035)	(18,391)	(25,000)	A5	(662,426)
Loss on sale of asset	-	-	-		-
Interest income	10,975	-	-		10,975
Other income and expense, net	(512,880)	(18,391)	(120,180)		(651,451)
(Loss) before income taxes	40,384	449,569	(32,711)		457,242
Income tax expense (benefit)	151,748	-	22,004	A6	173,752
Net (loss)	$(111,364)	$449,569	(54,715)		$283,490
Weighted average shares outstanding - basic and diluted	2,300,000				2,300,000
Net (loss) per share - basic and diluted	$(0.05)				$0.12

Notes to Unaudited Proforma Condensed Consolidated Statements of Operations
Three Months Ended March 31, 2007

A1	Intercompany elimination of sales between Vaughan and Allison in the amount of $429,187.

A2	Intercompany elimination of sales between Vaughan and Allison, plus the rent paid by Allison to Vaughan in the amount of $429,187 and $95,180 respectively.

A3	Amortization of the customer list value of $ (calculated by dividing the $154,210 acquisition valuation of customer list at the balance sheet date of June 30, 2007, amortized over
5 years).

A4	Elimination of intercompany rent income of $95,180 paid by Allison to Vaughan.

A5	Proforma adjustment to reflect the interest expense at 10% on the deferred portion of purchase price of Allison's in the amount of $1,000,000.

A6	Proforma adjustment to record tax provision on pretax income using expected rate of 38%.

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

  Our future operating results and the future value of our common stock;

  whether our assumptions turn out to be materially correct;

  our ability to attain such estimates and expectations;

  our ability to execute our strategy;

  a downturn in market conditions in any industry, including the economic state of the food industry;

  the effects of, or changes in, economic and political conditions in the United States of America and the markets in which we serve;

  our ability to reasonably forecast prices of the commodities we purchase;

  our ability to timely forecast and meet customer demand for fresh-cut salads and refrigerated prepared salads;

  our ability to respond to changing consumer spending patterns; and

  our ability to attract and retain quality employees and control our labor costs.

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

Critical Accounting Policies

     The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and our estimates, assumptions and judgments routinely require adjustment. The amounts of our assumptions regarding assets and liabilities reported in our consolidated balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by the critical estimates and assumptions which are used for, but not limited to, the accounting for inventory, rebates, impairment of long-lived assets, and allowance for credit losses. Actual results could differ from these estimates and such differences could be material.

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

Comparison of Three Months Ended March 31, 2008 and 2007

We recorded a net loss for the first quarter of 2008 of $418,000, or $0.09 per share, compared with a net loss of $111,000 or $0.05 per share during the first quarter of 2007.

Net sales. Net sales increased by $8,283,000, or 66.0 percent in the first quarter of 2008, compared to the first quarter of 2007. The acquisition of Allison’s represents $5,589,000 or 67.5 percent of the increase. Our fresh-cut vegetable business shipped 2.6 million greater pounds of product in the first quarter of 2008 compared to the first quarter of 2007. Our net selling price per pound of product increased 1.7 cents or $338,000, representing price increases implemented over the last twelve months in response to increased transportation and manufacturing costs. We increased our freight revenue billed to external freight customers by $250,000 in the first quarter of 2008 compared with the first quarter of 2007.

Cost of Sales. Our cost of sales increased $7,624,000 or 68.4 percent in the first quarter of 2008, compared to the first quarter of 2007. The acquisition of Allison’s represents $4,993,000 or 65.5 percent of the increase. We paid $1,001,000 more for raw materials and $331,000 more for manufacturing labor and labor related costs, primarily due to increased sales volume. Our cost of delivery to our customers increased due to increases in diesel fuel prices, increased lease payments on equipment and higher amounts paid to contracted drivers. Statistical data obtained from the Energy Information Administration shows an increase of $0.96 per gallon of diesel fuel on average comparing the first quarter of 2008 to the first quarter of 2007. An increase of $0.96 per gallon, results in increasing our total, annual cost of sales approximately $750,000 at our current production and delivery rate. We experienced a seven percent increase in our corrugated and plastic (petroleum resin base) packaging materials in addition to the volume increase for a total of $222,000 in the first quarter of 2008 compared to the first quarter of 2007. Maintenance and repair costs increased cost of sales $241,000 due to maintenance of equipment and certain paint and concrete repairs to the facilities. Other cost of sales increases of $89,000 were related to chemicals, safety and miscellaneous operating supplies.

Gross profit. Gross profit increased by $659,000 to $2.0 million, or 9.8 percent of net sales, in the first quarter of 2008, from $1.4 million, or 11.1 percent of net sales, in the year-earlier quarter. Gross profit was weakened by significantly higher ingredient and energy costs, which were not entirely passed on to Vaughan’s customers during the quarter.

Selling, general and administrative expenses. Our increased selling, general and administrative expenses compared to the year-earlier quarter were incurred primarily in connection with (a) operating as a public company, (b) strengthening our management team and board of directors at all levels, (c) changes in administration and accounting processes and internal controls, (d) the addition of Allison’s, and (e) organic growth.

Our selling, general and administrative expenses increased by $1,586,000 to $2,420,000 during the first quarter of 2008 compared to the first quarter of 2007. The acquisition of Allison’s increased selling, general and administrative expenses by $740,000. Sales and administrative salaries increased by $339,000 due primarily to certain personnel additions aimed at strengthening our management team over the last twelve months. Expenses associated with operating as a public company increased total selling, general and administrative expenses by $357,000. Consulting expenses increased by $34,000 as we have employed payroll related and capital projects consultants. Other less significant increases in selling, general and administrative expenses include $116,000 of computer and office supplies, licenses and taxes.

Other income and expense. Other income and expense amount to a net expense of $158,000 during the first quarter of 2008, compared to a net expense of $513,000 in the first quarter of 2007, a decrease of $355,000, consisting primarily of a decrease in interest expense of $440,000, and an increase in interest income of $10,000 due debt reduction and interest collected on cash balances enabled by investing the proceeds from the initial public offering. The interest expense and income amounts are partially offset by a decrease in rent income, which was previously collected from Allison’s. Income tax expense (benefit). We recognized an income tax benefit of $115,000 during the first quarter of 2008, which is less of a benefit than the expected rate, primarily due to recognition of a taxable gain on the sale/leaseback of our transportation equipment. Our tax expense in the first quarter of 2007 of $152,000 was higher than the expected rate primarily due to the amortization of equity transactions, which represent a permanent difference between tax and book income amounts.

Liquidity and Capital Resources

     Historically, we have financed our liquidity requirements through internally generated funds, senior bank borrowings, and the issuance of other indebtedness. On July 3, 2007 we completed our initial public offering, which improved our working capital position and allowed us to retire certain indebtedness. On December 31, 2007 we completed a $5.0 million secured bank line of credit, due on March 31, 2010. There were no borrowings outstanding on this line of credit or any previous line of credit at March 31, 2008.

     Our cash and cash equivalents were $1,785,000 at March 31, 2008, compared to $2,698,000 at December 31, 2007. Cash provided by operating activities was $1,069,000 in the first quarter of 2008. Cash used by investing activities was $749,000 primarily due to purchases of manufacturing equipment partially offset by proceeds from a sale and leaseback of certain transportation equipment. Cash used by financing activities was $1,234,000, which consisted of repayment of long term debt and capital leases, and voluntary early extinguishment of indebtedness of $1,000,000 of short term borrowings, previously due on June 30, 2008.

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

     Interest rate risk. We are subject to market risk from exposure to fluctuations in interest rates. Some of our debt instruments contain variable interest rates adjusted quarterly and upon date of change, and indexed by different published rates. At December 31, 2007 our revolving line of credit variable interest rate was 6.625%, or the prime rate less 0.625% . As of December 31, 2007 there were no borrowings, however $400,000 was reserved for issuance of a standby letter of credit, for the purpose of collateralizing our self-insured workers’ compensation program. Other long-term debt, totaling $3.5 million, secured by real estate and other assets also have variable rates indexed by LIBOR and other lending institution Base Rates.

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

     Fuel Cost. Our business is substantially dependent upon timely delivery of our products by our fleet of delivery equipment. Increases in fuel costs increased our delivery costs during 2006 and 2007, and future material increases in fuel costs could put us at a competitive disadvantage to suppliers located closer to their customers. Our fuel purchases for use in our delivery equipment represent approximately 5 percent of our total cost of sales. An increase of $0.50 per gallon of fuel purchased would cause an increase in our total cost of sales of approximately $400,000, annually. Increases in fuel costs included increased raw material costs for inbound freight, and our cost to deliver products to our customers. We endeavor to pass all increased raw material costs on to our customers, however we cannot provide any assurance that we will be able to pass all increased costs on to our customers in the future, especially during short- term market fluctuations.

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 by our fiscal year ending December 31, 2008. The notification of such compliance is due no later than the time we file our annual report for the fiscal year ending December 31, 2008. We believe we will have adequate resources and expertise, both internal and external, in place to meet this requirement. However, there is no guarantee that our efforts will result in management’s ability to conclude that our internal control over financial reporting is effective as of December 31, 2008.

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

Item 1A. Risk Factors

Our Form 10-K/A filed with the U.S. Securities and Exchange Commission on April 29, 2008, includes a detailed discussion of our risk factors. Since that time, there have been no material changes to our risk factors.

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

Based on our current cash and cash equivalents balances, we expect that we will have sufficient resources to fund our operations for the next twelve months. We have used the proceeds of our initial public offering as follows:

Use of Proceeds	Amount	Percentage
Acquisition of Allison's	$1,500,000	13.4%
Payment of short-term borrowings incurred in connection
with expansion of the existing facility	2,000,000	17.9%
Repayment of debt, excluding accrued interest	2,821,304	25.2%
Repayment of non-secured promissory note	1,000,000	8.9%
Working capital	2,945,854	26.4%
Temporary investments (money market account with bank)	912,603	8.2%
Total	$11,179,761	100.0%

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

Dated: May 9, 2008

Vaughan Foods, Inc.

	By:	/s/ Herbert B. Grimes
Herbert B. Grimes
Chairman of the Board of Directors and
Chief Executive Officer

(Principal Executive Officer)
Dated: May 9, 2008

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