Form 10-Q
period 2008-06-30
Vaughan Foods, Inc.
filed 2008-08-12
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to

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

Number of shares outstanding of the registrant’s common stock, as of August 12, 2008:

Class	Shares Outstanding
Common Stock, $0.001 par value per share	4,623,077

VAUGHAN FOODS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2008
INDEX

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Vaughan Foods, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Vaughan Foods, Inc. and subsidiaries (the “Company”) as of June 30, 2008, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2008 and 2007, and the consolidated statements of cash flows for the six-month periods ended June 30, 2008 and 2007, and the consolidated statements of changes in stockholders’ equity for the six-month period ended June 30, 2008. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of the Company as of December 31, 2007, and the related statements of operations and cash flows (not presented herein), and stockholders’ equity, for the year then ended; and in our report dated March 12, 2008, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2007, and the accompanying statement of stockholders’ equity for the year ended December 31, 2007, are fairly stated, in all material respects, in relation to the financial statements from which they have been derived.

Oklahoma City, Oklahoma
August 11, 2008

VAUGHAN FOODS, INC.
Consolidated Balance Sheets
June 30, 2008 & December 31, 2007

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$698,254	$2,698,474
Accounts receivable, net of allowance for credit losses of
$138,477 at June 30, 2008 and $173,561 at December 31, 2007	6,834,167	5,980,293
Inventories	3,849,761	2,846,054
Prepaid expenses and other assets	209,162	119,049
Deferred tax assets	52,621	40,264

Total current assets	11,643,965	11,684,134

Restricted assets:
Cash	286	283
Investments	754,196	708,298

Total restricted assets	754,482	708,581

Property and equipment, net	16,787,602	16,569,195

Other assets:
Loan origination fees, net of amortization	364,171	377,045
Intangible assets	231,860	714,921
Deferred tax assets, noncurrent	831,198	393,193

Total other assets	1,427,229	1,485,159

Total assets	$30,613,278	$30,447,069

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$8,111,851	$4,940,968
Short-term borrowings	-	1,000,000
Note payable to former owners of Allisons Gourmet Kitchens, LP	802,500	1,000,000
Accrued liabilities	1,887,479	1,889,346
Current portion of long-term debt	1,011,793	865,062
Current portion of capital lease obligation	196,345	189,364
Amounts payable to former owners of Wild About Food	16,291	221,370

Total current liabilities	12,026,259	10,106,110

Long term liabilities:
Long-term debt, net of current portion	8,688,061	9,146,110
Capital lease obligation, net of current portion	198,224	297,062
Deferred gain on sale of assets	97,398	-
Amounts payable to former owners of Wild About Food, net of current portion	-	250,000

Total long-term liabilities	8,983,683	9,693,172

Stockholders' equity:
Common stock, $0.001 par value; authorized 50,000,000 shares;
4,623,077 shares issued and outstanding at June 30, 2008
and December 31, 2007	4,623	4,623
Preferred stock, $0.001 par value; authorized 5,000,000 shares;
0 shares issued and outstanding at June 30, 2008 and
December 31, 2007	-	-
Paid in Capital	12,563,803	12,563,803
Member Capital	-	80,167
Retained Earnings (deficit)	(2,965,090)	(2,000,806)

Total stockholders' equity	9,603,336	10,647,787

Total liabilities and stockholders' equity	$30,613,278	$30,447,069

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Unuaudited Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2008 and 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$24,423,914	$13,945,725	$45,253,189	$26,478,941
Cost of sales	22,618,327	12,858,724	41,408,175	24,005,232
Gross profit	1,805,587	1,087,001	3,845,014	2,473,709
Selling, general and administrative expenses	2,489,928	969,755	4,903,803	1,803,200
Operating income (loss)	(684,341)	117,246	(1,058,789)	670,509
Rent income	-	124,624	-	219,805
Interest expense	(224,580)	(777,932)	(403,389)	(1,396,967)
Gain (loss) on sale of asset	17,930	(21,486)	17,930	(21,486)
Interest income	8,814	13,543	29,602	24,518
Other income and expense, net	(197,836)	(661,251)	(355,857)	(1,174,130)
Net income (loss) before income taxes	(882,177)	(544,005)	(1,414,646)	(503,621)
Income tax expense (benefit)	(335,863)	(97,633)	(450,362)	54,115
Net income (loss)	$(546,314)	$(446,372)	$(964,284)	$(557,736)
Weighted average shares outstanding - basic and diluted	4,623,077	2,300,000	4,623,077	2,300,000
Net income (loss) per share - basic and diluted	$(0.12)	$(0.19)	$(0.21)	$(0.24)

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Unaudited Consolidated Statements of Stockholders' Equity
For the Year Ended December 31, 2007 and the Six Months Ended June 30, 2008

						Total
	Common Stock			Member	Retained	Stockholders'
			Paid in	Capital	Earnings	Equity
	Shares issued	Amount	Capital	(Deficit)	(Deficit)	(Deficiency)

Balance at January 1, 2007	2,300,000	2,300	$413,693	$(22,921)	$(991,642)	$(598,570)

Issuance of common stock in connection with
intitial public offering	2,150,000	2,150	11,025,283	-	-	11,027,433
Issuance of common stock in connection with
bridge funding liability	173,077	173	1,124,827	-	-	1,125,000
Net income (loss)	-	-	-	103,088	(1,009,164)	(906,076)

Balance at December 31, 2007	4,623,077	4,623	12,563,803	80,167	(2,000,806)	10,647,787

Exclusion of previously consolidated variable interest
entity (See Note 19) (unaudited)	-	-	-	(80,167)	-	(80,167)
Net (loss) (unaudited)	-	-	-	-	(964,284)	(964,284)

Balance at June 30, 2008 (unaudited)	4,623,077	$4,623	$12,563,803	$-	$(2,965,090)	$9,603,336

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2008 and 2007

	Six Months Ended June 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss)	$(964,284)	$(557,736)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	882,181	1,235,912
Provision for credit losses	(32,519)	(2,605)
(Gain) loss on sale of asset	(17,930)	21,486
Deferred income taxes	(450,362)	54,115
Changes in operating assets and liabilities:
Accounts receivable	(821,355)	(746,933)
Accounts receivable - related party	-	(210,085)
Inventories	(1,003,707)	(96,049)
Prepaid expenses and other assets	(90,113)	(58,775)
Accounts payable	3,170,883	776,225
Accounts payable, related party	-	(32,703)
Accrued liabilities	(1,867)	630,346

Net cash provided by operating activities	670,927	1,013,198

Cash flows from investing activities:
Purchases of property and equipment	(1,586,919)	(685,326)
Investments in Restricted assets	(45,901)	(216,785)
Proceeds from sale of assets	692,600	18,514
Cash acquired in acquisition	-	222,411
Deconsolidation of variable interest entity	(80,167)	-

Net cash (used by) investing activities	(1,020,387)	(661,186)

Cash flows from financing activities:
Cash paid for deferred public offering expense	-	(495,473)
Payments of loan origination fees	(5,086)	-
Repayment of long-term debt and capital leases	(403,174)	(253,391)
Repayments of notes payable to former owners of Allison's Gourmet Kitchens, LP	(197,500)	-
Cash paid to former owners of Wild About Food	(45,000)	-
Repayments of short-term borrowings	(1,000,000)	-

Net cash (used by) financing activities	(1,650,760)	(748,864)

Net (decrease) in cash and cash equivalents	(2,000,220)	(396,852)

Cash and cash equivalents at beginning of period	2,698,474	868,377

Cash and cash equivalents at end of period	$698,254	$471,525

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of capitalized interest	$424,699	$307,758

Supplemental disclosures of noncash financing and investing activities:
Decrease in amounts payable to former owners of Wild About Food
due to net loss incurred by Wild	$410,078	$-

Fair value of assets acquired and liabilities assumed in acquisition:
Accounts receivable	$-	$2,054,514
Inventories	-	1,724,940
Prepaids	-	25,044
Property and equipment	-	3,354,543
Intangible assets	-	872,569
Total assets acquired	-	8,031,610

Accounts payable and accrued expenses	-	3,770,987
Long-term debt and capital leases	-	1,983,034
Total liabilities assumed	$-	$5,754,021

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2008 and 2007

(1)	Nature of Operations

Vaughan Foods, Inc. (the “Company”) is an Oklahoma-based specialty food processor serving customers in a multi-state region. The Company and its subsidiaries operate from manufacturing facilities in Moore, Oklahoma and Fort Worth, Texas.

(2)	Summary of Significant Accounting Policies

	(a)	Basis of Reporting

The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K/A.

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

The December 31, 2007 consolidated balance sheet, consolidated statement of operations and statement of cashflows for the three month and six month periods ended June 30, 2007, include the accounts of the Company and of Cimarron Holdings, LLC (“Cimarron”). Cimarron is owned by our current chief operating officer and a former member of management. Cimarron previously owned an airplane that was used by Company management. The Company was making the debt service payments on the liability associated with the airplane, as well as all costs of maintenance and operations. Because the Company was the primary beneficiary of Cimarron, it was considered a variable interest entity subject to FIN 46R, and was previously consolidated by the Company in its consolidated financial statements. All significant intercompany transactions and balances were eliminated in consolidation. Due to the sale of the airplane on December 3, 2007, the Company no longer has a beneficial interest in Cimarron, and therefore has not consolidated the June 30, 2008 unaudited consolidated balance sheet or the unaudited consolidated statements of operations and unaudited statement of cashflows for the three and six month periods ended June 30, 2008.

On June 30, 2007, the Company acquired 100 percent of Allison’s Gourmet Kitchens, LP (“Allison’s”) and its wholly-owned subsidiary, Wild About Food - Oklahoma, a Texas Limited Liability Company (“Wild”). The accompanying consolidated balance sheets as of December 31, 2007 and June 30, 2008 include the accounts of Allison’s and Wild. The accompanying consolidated statement of operations, statement of stockholders’ equity and statement of cash flows for the three month and six month periods ended June 30, 2008 include the accounts of Allison’s and Wild. All intercompany balances have been eliminated in consolidation.

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

As of June 30, 2008, the Company has Class A and Class B warrants outstanding resulting from its initial public offering as described in Note 12. The exercise price of both classes of warrants exceeds the Company’s stock price, therefore the Company has not included these warrants as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

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

All of the Company’s investments are classified as available for sale and are stated at fair value. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders’ equity until realized. There were no unrealized gains or losses for the three and six months ended June 30, 2008 and 2007. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings. As of June 30, 2008 and December 31, 2007, the Company’s investments consisted primarily of guaranteed investment contracts at a fixed interest rate of 2.25 percent.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”, which replaces SFAS No. 141, “Business Combinations”, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 141R will have an effect on accounting for business combinations once adopted, but the effect is not known and will vary depending on the nature of the acquisition.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 will not have an effect on the Company’s consolidated financial statements due to the Company’s existing subsidiaries being owned 100%. The effect of application of SFAS No. 160 on future acquisitions is not known and will vary depending on the nature of the acquisition.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which amends and expands the disclosure requirements of SFAS No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has determined that the adoption of SFAS No. 161 will not have a material effect on the consolidated financial statements due to the absence of derivatives and hedging instruments in the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not anticipate the adoption of SFAS No. 162 will have a material effect on the consolidated financial statements.

(3)	Inventories

A summary of inventories follows:

	June 30,	December 31,
	2008	2007
	(unaudited)

Raw materials and supplies	$3,349,968	$2,096,887
Finished goods	499,793	627,060
Deferred production costs	-	122,107

Total inventory	$3,849,761	$2,846,054

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

	June 30,	December 31,
	2008	2007
	(unaudited)
Project construction account	$286	$283
Debt reserve account	501,474	512,134
Interest fund account	77,366	129,195
Principal fund account	175,356	66,969

Total restricted assets	$754,482	$708,581

(5)        Property and Equipment

Property and equipment, at cost, consists of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
Land	$238,162	$238,162
Plant and improvements	11,480,482	11,325,438
Machinery and equipment	8,340,035	8,170,088
Transportation equipment	1,172,031	2,066,506
Office equipment	201,991	187,145
Construction in progress	1,441,507	211,338
	22,874,208	22,198,677
Less accumulated depreciation	(6,086,606)	(5,629,482)
Property and equipment, net	$16,787,602	$16,569,195

During the three and six months ended June 30, 2008 and 2007, depreciation expense, including depreciation on assets classified as capital leases, was $410,710, $270,416, $791,326 and $516,782, respectively.

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

(6)        Line of Credit

On December 31, 2007, the Company completed a $5.0 million secured bank line of credit, due on March 31, 2010, providing for interest at prime rate minus five-eights percent (0.625%), adjusted on date of change. The rate is also adjustable quarterly with respect to the Company’s financial ratio of funded debt to EBITDA, as defined (earnings before interest, tax, depreciation and amortization). A change in the financial ratio will cause a variation in the adjustment to the prime in the range between 1.000% and 0.375% . The line of credit is secured by accounts receivable, inventory and general intangibles, and subject to a debt service coverage ratio covenant of 1.25x to 1.0, as defined, for which the Company is not in compliance as of June 30, 2008. The Company has obtained a waiver of non-compliance with the agreement from its lender and the availability under the facility is now tied to certain benchmarks of performance, such that the Company’s availability will be limited to $1.0 million through December 31, 2008, and will be increased thereafter upon the Company’s compliance with additional benchmarks. The Company is limited by covenants of the line of credit regarding the sale or assignment of encumbered assets or any asset when done so outside the ordinary course of business. There were no short-term borrowings under this line of credit at June 30, 2008 and December 31, 2007. This line of credit replaces all previous lines of credit as previously held by the Company and its subsidiaries.

(7)	Short-term Borrowings

The Company agreed to enter into a 10 percent non-secured promissory note on September 21, 2006 for a maximum of $1.0 million. The maturity date was the earlier of April 30, 2007, or the consummation of any initial public offering consummated before the maturity date. This note is payable to the lead underwriter for the Company’s initial public offering (see Note 12). Following the completion of the initial public offering, the Company entered into an agreement to extend the note to the earlier of June 30, 2008 or the closing of an equity financing in which the Company receives at least $4.0 million in gross proceeds. On January 24, 2008, prior to maturity, the borrowings and accrued interest were repaid. Borrowings under this note were $1.0 million at December 31, 2007.

(8)	Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
6.75 - 7.10 % Cleveland County
Industrial Revenue Bonds
secured by real property
final payment due December 1, 2024	$4,365,000	$4,365,000
5.75 - 9.00 % Real estate loans
secured by real property
final payments due July 22, 2009
and August 1, 2028	3,425,817	3,455,589
4.75 - 6.50 % Vehicle loans
secured by various transportation equipment
final payments due from 2008 thru 2010	52,432	132,617
8.75 % Equipment loan
secured by manufacturing equipment
final payment due March 3, 2011	1,628,034	1,814,547
9.56 % Equipment loans
secured by refrigeration equipment
final payment due May 1, 2021	88,129	101,004
9.56 % Real estate loan
secured by real property
final payment due May 1, 2021	140,442	142,415

Total long-term debt	9,699,854	10,011,172
Less current portion	1,011,793	865,062
Net long-term debt	$8,688,061	$9,146,110

The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows:

Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of 1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. If the Debt Service coverage ratio reported for each of the previous four quarters is less than 1.50x to 1.00 the Company is required to retain a consultant. The actual coverage ratio as of June 30, 2008 is 0.45x to 1.00.

Current Ratio: The Company is required to maintain a current ratio 1.10 to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of June 30, 2008 is 0.97x to 1.00.

Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of June 30, 2008 is 0.93x to 1.00.

Accounts Payable: The Company agrees that not more than 20 percent of its accounts payable shall be in excess of 90 days past due. The actual percentage as of June 30, 2008 is 1.60 percent.

Accounts Receivable: The Company agrees that not more than 20 percent of accounts receivable will be in excess of 90 days past due. The actual percentage as of June 30, 2008 is 0.78 percent.

Noncompliance with the financial covenants will not be considered an event of default under the terms of the agreement. Noncompliance with the above ratios has resulted in an increase in the interest rate on each of the Bonds of 1% until the Company is in compliance with the required ratios.

Capital lease obligations consist of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)

8.95 - 9.19 % Equipment leases	$392,292	$482,302
8.62 % Equipment lease	2,277	4,124
	394,569	486,426
Less current portion	196,345	189,364
Net long-term debt	$198,224	$297,062

Annual Debt Service Requirements

The annual principal payment requirements to maturity, for long-term debt and capital lease obligations at June 30, 2008 are as follows:

Year Ending June 30,	Long-Term Debt	Capital Lease Obligations	Total

2009	$1,011,793	$196,345	$1,208,138
2010	875,970	186,445	1,062,415
2011	1,400,181	11,779	1,411,960
2012	506,027	-	506,027
2013	543,978	-	543,978
Thereafter	5,361,905	-	5,361,905
Principal outstanding at
June 30, 2008	$9,699,854	$394,569	$10,094,423

During the the three and six months ended June 30, 2008 and 2007, total interest costs were $224,580, $777,932, $403,388, and $1,396,967 respectively. The amount of interest costs capitalized to construction projects during the three and six months ended June 30, 2007 was $106,988.

(9)        Accrued Liabilities

A summary of accrued liabilities follows:

	June 30,	December 31,
	2008	2007
	(unaudited)
Rebates and commissions	$984,695	$939,242
Interest expense	43,464	228,199
Compensation	498,885	309,261
Workers' compensation	192,159	194,192
Payroll taxes	-	56,452
Promotions and incentives	95,395	131,218
Property taxes	81,503	23,474
Other	(8,622)	7,308
Total accrued liabilities	$1,887,479	$1,889,346

(10)	Amounts Payable to Former Owners of Wild

The Company has current liabilities in the amount of $16,291 related to contingent payments to former owners of Wild.

(11)	Intangible Assets

Allison’s holds an intangible asset, a customer list related to its acquisition by the Company in the amount of $154,210. The Company began amortizing the asset to expense over a period of five years beginning July 1, 2007, resulting in accumulated amortization expense of $30,848 and a net carrying amount at June 30, 2008 of $123,362. Allison’s holds an intangible asset, a customer relationship with a certain customer of Wild. The value of the customer relationship is $108,498 net of amortization of $221,207 at June 30, 2008. The Company amortizes the asset to expense over a period of five years. The amount of annual amortization expense related to the June 30, 2008 value of the customer relationship is $82,207. The earnings (losses) of Wild will cause an increase (decrease) in the value, which will add (reduce) total amortization expense.

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

(13)	Income Taxes

Income tax expense (benefit) for the three and six months ended June 30, 2008 and 2007, consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
	-	-	-	-
Deferred:
Federal	(300,496)	(87,352)	(402,940)	48,417
State	(35,366)	(10,281)	(47,423)	5,698
	(335,862)	(97,633)	(450,363)	54,115
Total income tax expense (benefit)	$(335,862)	$(97,633)	$(450,363)	$54,115

Deferred tax assets (liabilities) are as follows:

	June 30,	December 31,
	2008	2007
	(unaudited)
Net operating loss carryforward	$1,200,985	$802,874
Oklahoma job and investment credits	87,567	87,567
Depreciation	(494,365)	(497,248)
Deferred gain on sale of assets	37,011	-
Other	52,621	40,264
Net deferred tax asset	$883,819	$433,457

Current portion	$52,621	$40,264
Non-current portion	831,198	393,193
	$883,819	$433,457

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

As of June 30, 2008, the Company has a net operating loss carryforward of $3.2 million which, if unused, will commence expiring in 2018 and state new jobs/investment credit carryforwards totaling $88,000 of which, if unused, will commence expiring in 2009.

Actual income tax expenses differ from “expected” income tax, computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, as follows:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Computed "expected" income taxes	$(301,429)	$(184,962)	$(480,980)	$(171,231)
State income taxes, net of federal income tax	(34,434)	(31,682)	(47,406)	(28,236)
Permanent difference due to amortization of equity transactions	-	95,625	-	191,250
Effect of consolidation of variable interest entity	-	(958)	-	(1,981)
Difference in taxable gain and book gain on sale of assets			78,024
Utilization of net operating loss carryforwards against current income	-	24,344	-	64,313
	$(335,863)	$(97,633)	$(450,362)	$54,115

(14)       Operating Leases

The Company has noncancelable long-term operating leases for certain distribution equipment with various expiration dates, one lease for refrigerated warehouse space and one lease for office equipment. The equipment leases require the Company to pay a base rate plus specific mileage amounts. Future minimum annual lease payments for these long-term leases for the next five years ending June 30,

(unaudited)
2009	$598,021
2010	406,504
2011	283,065
2012	157,271
2013	67,560
$1,512,421

(15)       Employee Benefit Plans

In 2002, the Company adopted a Flexible 401(k) plan covering all full-time employees with a minimum of one year of service. The Company makes contributions under the plan at an amount equal to 25 percent of the employee’s elective deferral rate, up to a maximum of 4 percent of the employee’s compensation. The Company’s contributions to the plan during the three and six months ended June 30, 2008 and 2007 were $1,548, $2,560, $2,575, and $4,441, respectively.

In August 2006, the Company adopted a stock option plan providing for potential awards of up to 1,000,000 options to purchase shares. No options have been issued under the plan.

(16)      Major Customers

The Company has supply arrangements with a certain distributor, representing 12 percent of its gross revenues. The distributor is composed of numerous distinct purchasing units. No individual purchasing unit represents greater than 3 percent of gross revenues.

(17)     Related Party Transactions

On June 30, 2007, Allison’s merged into the Company. Prior to the merger, the Company provided a discounted price for products sold to Allison’s for use as ingredients in Allison’s products. All other transactions between the companies are at fair value.

During the three and six months ended June 30, 2007 the Company’s sales, including freight services, to Allison’s and purchases from Allison’s were as follows (unaudited):

	Three months	Six months
	ended June 30,	ended June 30,
	2007	2007
	(unaudited)	(unaudited)
Sales of product to Allison's	$299,774	$491,739
Freight revenue from Allison's	119,191	207,634
Purchases from Allison's	136,624	285,403

Prior to the merger, the Company leased a portion of its facilities to Allison’s on an annual lease agreement. The Company and Allison’s shared utilities, sales and administration staff, and other facility expenses. Allison’s reimbursed the Company for its portion of the shared expenses through periodic reimbursement. A summary of the shared expenses for the three and six months ended June 30, 2007 are as follows:

	Three months	Six months
	ended June 30,	ended June 30,
	2007	2007
	(unaudited)	(unaudited)
Rents	$124,624	$219,805
Utilities	34,127	79,220
Salaries	40,369	86,812

Amounts payable and receivable between the companies as of June 30, 2008 and December 31, 2007 are eliminated in consolidation on the consolidated balance sheet.

(18)      Commitments and Contingencies

The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at June 30, 2008, which would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

(19)      Cimarron Holdings, L.L.C.

The Company’s current chief operating officer and a former member of management each have a 50 percent ownership in Cimarron Holdings, LLC. (“Cimarron”). Cimarron previously owned an airplane that was used by Company management. The Company had not guaranteed the obligations of Cimarron, but was making the debt service payments for Cimarron, as well as all of the costs of maintenance and operations of the airplane. The airplane was sold on December 3, 2007. Due to the sale of the airplane on December 3, 2007, the Company no longer has a beneficial interest in Cimarron, and therefore has not consolidated the June 30, 2008 unaudited consolidated balance sheet or the unaudited consolidated statements of operations and unaudited statement of cashflows for the three and six month periods ended June 30, 2008.

The Company’s consolidated financial statements through December 31, 2007 include the financial statements of Cimarron. The consolidation of Cimarron increased the Company’s consolidated total assets and liabilities at December 31, 2007 as follows:

December 31,
2007

Total assets	$85,167
Total liabilities	$5,000

(20)      Acquisition of Allison’s

On June 30, 2007, the Company acquired (i) for nominal consideration, 60 percent of the limited partnership interests in Allison’s from Mark Vaughan, our President and Chief Operating Officer, and Vernon J. “Butch” Brandt, our former Vice President–Operations, (ii) the general partnership interest in Allison’s from Braxton Management, Inc., in return for our agreement to indemnify it from all liability as the former general partner of Allison’s, and (iii) for a total price of $2,500,000, the remaining 40 percent of the limited partnership interests in Allison’s from Herbert Grimes, our Chairman and Chief Executive Officer and Stan Gustas, our former Chief Financial Officer.

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

Mr. Grimes, through Braxton Management, Inc., owned 87.5 percent of such minority limited partnership interests and received $1,312,500 of such net proceeds. Mr. Gustas owned the remaining 12.5 percent of such minority limited partnership interests and received $187,500 of such net proceeds. The $1.0 million balance of the purchase price for the 40 percent minority interests, which bears interest at 10 percent per annum, was paid, $72,500 to Mr. Grimes and $125,000 to the estate of Mr. Gustas, on June 30, 2008. The remaining balance of $802,500 due to Mr. Grimes will be paid at five specific dates between August 12, 2008 and June 30, 2009 with respect to a note executed on June 30, 2008, bearing interest at 10 percent per annum.

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

The acquisition of Allison’s was accounted for as a purchase and, accordingly, all assets and liabilities have been stated at their fair values at the date of the acquisition and are included in the accompanying consolidated balance sheet as of June 30, 2008 and December 31, 2007.

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

The results of operations prior to acquisition for Allison’s have not been included in the primary financial statements for the three and six months periods ended June 30, 2007, since the transaction was consummated as of the close of business on June 30, 2007.

The following Unaudited Proforma Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2007 give effect to the acquisition of Allison’s as if it had occurred on or before January 1, 2006:

Vaughan Foods, Inc. and Allison's Gourmet Kitchens, LP
Unaudited Proforma Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2007

	Vaughan	Allisons	Acquisition		ProForma
	Historical	Historical	Adjustments		Post Acquisition
	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Net sales	$13,945,725	$7,523,309	($555,589)	A1	$20,913,445
Cost of sales	12,858,724	6,269,285	(680,213)	A2	18,447,796
Gross profit	1,087,001	1,254,024	124,624		2,465,649
Selling, general and administrative expenses	969,755	794,564	7,711	A3	1,772,030
Operating income	117,246	459,460	116,913		693,619
Rent income	124,624	-	(124,624)	A4	-
Interest expense	(777,932)	(57,557)	(25,000)	A5	(860,489)
Loss on sale of asset	(21,486)	-	-		(21,486)
Interest income	13,543	-	-		13,543
Other income and expense, net	(661,251)	(57,557)	(149,624)		(868,432)
Income (Loss) before income taxes	(544,005)	401,903	(32,711)		(174,813)
Income tax expense (benefit)	(97,633)	-	31,204	A6	(66,429)
Net income (loss)	$(446,372)	$401,903	(63,915)		$(108,384)
Weighted average shares outstanding - basic and diluted	2,300,000				2,300,000
Net (loss) per share - basic and diluted	$(0.19)				$(0.05)

Notes to Unaudited Proforma Condensed Consolidated Statements of Operations
Three Months Ended June 30, 2007

A1	Intercompany elimination of sales between Vaughan and Allison in the amount of $555,589.
A2	Intercompany elimination of sales between Vaughan and Allison, plus the rent paid by Allison to Vaughan in the amount of $555,589 and $124,624 respectively.
A3	Amortization of the customer list value of $7,711 (calculated by dividing the $154,210 acquisition valuation of customer list at the balance sheet date of June 30, 2007, amortized over 5 years).
A4	Elimination of intercompany rent income of $124,624 paid by Allison to Vaughan.
A5	Proforma adjustment to reflect the interest expense at 10% on the deferred portion of purchase price of Allison's in the amount of $1,000,000.
A6	Proforma adjustment to record tax provision on pretax income using expected rate of 38%.

Vaughan Foods, Inc. and Allison's Gourmet Kitchens, LP
Unaudited Proforma Condensed Consolidated Statements of Operations
Six Months Ended June 30, 2007

	Vaughan	Allisons	Acquisition		ProForma
	Historical	Historical	Adjustments		Post Acquisition
	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Net sales	$26,478,941	$13,232,939	($984,776)	A1	$38,727,104
Cost of sales	24,005,232	10,842,804	(1,204,581)	A2	33,643,455
Gross profit	2,473,709	2,390,135	219,805		5,083,649
Selling, general and administrative expenses	1,803,200	1,462,715	15,421	A3	3,281,336
Operating income	670,509	927,420	204,384		1,802,313
Rent income	219,805	-	(219,805)	A4	-
Interest expense	(1,396,967)	(75,948)	(50,000)	A5	(1,522,915)
Loss on sale of asset	(21,486)	-	-		(21,486)
Interest income	24,518	-	-		24,518
Other income and expense, net	(1,174,130)	(75,948)	(269,805)		(1,519,883)
Income (Loss) before income taxes	(503,621)	851,472	(65,421)		282,430
Income tax expense (benefit)	54,115	-	53,208	A6	107,323
Net income (loss)	$(557,736)	$851,472	(118,629)		$175,107
Weighted average shares outstanding - basic and diluted	2,300,000				2,300,000
Net (loss) per share - basic and diluted	$(0.24)				$0.08

Notes to Unaudited Proforma Condensed Consolidated Statements of Operations
Six Months Ended June 30, 2007

A1	Intercompany elimination of sales between Vaughan and Allison in the amount of $984,776.
A2	Intercompany elimination of sales between Vaughan and Allison, plus the rent paid by Allison to Vaughan in the amount of $984,776 and $219,805 respectively.
A3	Amortization of the customer list value of $15,421 (calculated by dividing the $154,210 acquisition valuation of customer list at the balance sheet date of June 30, 2007, amortized over 5 years).
A4	Elimination of intercompany rent income of $219,805 paid by Allison to Vaughan.
A5	Proforma adjustment to reflect the interest expense at 10% on the deferred portion of purchase price of Allison's in the amount of $1,000,000.
A6	Proforma adjustment to record tax provision on pretax income using expected rate of 38%.

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

     Long-lived Assets Long-lived assets such as property and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not ultimately be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its ultimate disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time. We have not experienced any write downs due to impairment for equipment in use. The depreciation lives of these assets are short (generally 5 to 7 years), resulting in relatively low net book values. Equipment not in use is depreciated in full or held for sale at its estimated recovery value.

     Intangible Assets We evaluate the recoverability of intangible assets annually or more frequently if impairment indicators arise. Under SFAS No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value exceeds its fair value, which is determined based upon the estimated undiscounted future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time. We believe that accounting for intangible assets is a critical accounting policy due to the requirement to estimate the value in accordance with SFAS No. 144. Our intangible assets consist primarily of customer relationship intangibles of purchased entities.

Comparison of Three Months Ended June 30, 2008 and 2007

We recorded a net loss for the second quarter of 2008 of $546,000, or $0.12 per share, compared with a net loss of $446,000 or $0.19 per share during the second quarter of 2007.

Net sales Net sales increased by $10,478,000, or 75.1 percent in the second quarter of 2008, compared to the second quarter of 2007. The acquisition of Allison’s represents $6,696,000 or 63.9 percent of the increase. Our fresh-cut vegetable business shipped 4.1 million greater pounds of product in the second quarter of 2008 compared to the second quarter of 2007. The increase in sales volume is primarily due to new customer accounts within our existing geographic market area.

Cost of Sales. Our cost of sales increased $9,760,000 or 75.9 percent in the second quarter of 2008, compared to the second quarter of 2007. The acquisition of Allison’s represents $5,694,000 or 58.3 percent of the increase. In our fresh-cut vegetable business, we paid $1,708,000 more for raw materials, $216,000 more for packaging materials and $481,000 more for manufacturing labor and labor related costs, primarily due to increased sales volume. Our cost of delivery to our customers increased $1,489,000, of which $638,000 was increases in fuel purchases. We experienced increased cost of maintenance and repair on our facilities and equipment and other operating supplies of $172,000.

Gross profit. Our gross profit was weakened primarily by higher transportation costs and our inability to impose timely price increases to our customers to mitigate the effects of cost increases. Material increases in selling prices may adversely affect our customer relationships and, accordingly, we were reluctant to impose increases too rapidly and as market conditions would have dictated for us to maintain our historical margins.

Our gross profit percentage was 7.4 percent for the second quarter of 2008, compared to 7.8 percent a year earlier, resulting from higher transportation costs. Our gross profit increased by $719,000. The acquisition of Allison’s increased gross profit by $1,003,000, which was partially offset by a decrease $284,000 in our fresh cut vegetable business.

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

Our selling, general and administrative expenses increased by $1,520,000 to $2,490,000 during the second quarter of 2008 compared to the second quarter of 2007. The acquisition of Allison’s increased selling, general and administrative expenses by $840,000. Sales and administrative salaries increased by $346,000 due primarily to certain personnel additions aimed at strengthening our management team over the last twelve months. Expenses associated with operating as a public company increased total selling, general and administrative expenses by $258,000. Consulting expenses increased by $57,000 as we have employed payroll related and capital projects consultants. Other less significant increases in selling, general and administrative expenses include $19,000 of computer and office supplies.

Other income and expense. Other income and expense resulted in a net expense of $198,000 during the second quarter of 2008, compared to a net expense of $661,000 in the second quarter of 2007, a decrease of $463,000, consisting primarily of a decrease in interest expense of $553,000, a decrease in interest income of $5,000 and a gain on the sale of assets compared to a loss on sale of assets in the year-earlier quarter. The interest expense and income amounts are partially offset by a decrease in rent income, which was previously collected from Allison’s.

Income tax expense (benefit). We recognized an income tax benefit of $336,000 during the second quarter of 2008, compared to a tax benefit in the second quarter of 2007 of $98,000, which was higher than the expected rate primarily due to the amortization of equity transactions, which represent a permanent difference between tax and book income amounts.

Comparison of Six Months Ended June 30, 2008 and 2007

We recorded a net loss for the first six months of 2008 of $964,000, or $0.21 per share, compared with a net loss of $558,000 or $0.24 per share during the first six months of 2007.

Net sales. Net sales increased by $18,774,000, or 70.9 percent in the first six months of 2008, compared to the six months ended June 30, 2007. The acquisition of Allison’s represents $12,299,000 or 65.5 percent of the increase. Our fresh-cut vegetable business shipped 6.8 million greater pounds of product in the first six months of 2008 compared to the same period of 2007. Our average selling price per pound of product increased 0.9 cents or $384,000. Our sales volume increase is due primarily to new customer accounts within our existing geographic market area.

Cost of Sales. Our cost of sales increased $17,403,000 or 72.5 percent in the first six months of 2008, compared to the six months ended June 30, 2007. The acquisition of Allison’s represents $10,705,000 or 61.5 percent of the increase. In our fresh-cut vegetable business, we paid $2,570,000 more for raw materials, $438,000 more for packaging materials and $869,000 more for manufacturing labor and labor related costs, primarily due to increased sales volume. Our cost of delivery to our customers increased $2,236,000, of which $995,000 was increases in fuel purchases. Our fuel purchases for use in our delivery equipment represent approximately 5 percent of our total cost of sales. An increase of $0.50 per gallon of fuel purchased would cause an increase in our total cost of sales of approximately $400,000, annually. We have increased purchases of fuel as we are now delivering our products to our customers on the east coast. We experienced increased cost of maintenance and repair on facilities and equipment and other operating supplies of $585,000.

Gross profit. Our gross profit was weakened primarily by higher transportation costs and our inability to impose timely price increases to our customers to mitigate the effects of cost increases. Material increases in selling prices may adversely affect our customer relationships and, accordingly, we were reluctant to impose increases too rapidly and as market conditions would have dictated for us to maintain our historical margins.

Our gross profit percentage was 8.5 percent for the first six months of 2008, compared to 9.3 percent a year earlier, resulting from higher transportation costs. Our gross profit increased by $1,371,000. The acquisition of Allison’s increased gross profit by $1,593,000, which was partially offset by a decrease $222,000 in our fresh cut vegetable business.

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

Our selling, general and administrative expenses increased by $3,100,000 to $4,904,000 during the first six months of 2008 compared to the six months ended June 30, 2007. The acquisition of Allison’s increased selling, general and administrative expenses by $1,574,000. Sales and administrative salaries increased by $685,000 due primarily to certain personnel additions aimed at strengthening our management team over the last twelve months. Expenses associated with operating as a public company increased total selling, general and administrative expenses by $591,000. Consulting expenses increased by $102,000 as we have employed payroll related and capital projects consultants. Other less significant increases in selling, general and administrative expenses include $148,000 of computer and office supplies and travel expenses.

Other income and expense. Other income and expense resulted in a net expense of $356,000 during the first six months of 2008, compared to a net expense of $1,174,000 in the six months ended June 30, 2007, a decrease of $818,000, consisting primarily of a decrease in interest expense of $994,000, a increase in interest income of $4,000 and a gain on the sale of assets compared to a loss on sale of assets in the year-earlier quarter. The interest expense and income amounts are partially offset by a decrease in rent income, which was previously collected from Allison’s.

Income tax expense (benefit). We recognized an income tax benefit of $450,000 during the first six months of 2008, compared to a tax expense in the six months ended June 30, 2007 of $54,000, which was higher than the expected rate primarily due to the amortization of equity transactions, which represent a permanent difference between tax and book income amounts.

Liquidity and Capital Resources

     Historically, we have financed our liquidity requirements through internally generated funds, senior bank borrowings, and the issuance of other indebtedness. On July 3, 2007 we completed our initial public offering, which improved our working capital position and allowed us to retire certain indebtedness. On December 31, 2007 we completed a $5.0 million secured bank line of credit, due on March 31, 2010. Our availability under the line of credit is limited to $1.0 million through December 31, 2008, and will be increased thereafter based upon our compliance with certain benchmarks of performance. There were no borrowings outstanding on this line of credit or any previous line of credit at June 30, 2008.

     Our cash and cash equivalents were $698,000 at June 30, 2008, compared to $2,698,000 at December 31, 2007. Cash provided by operating activities was $671,000 in the first six months of 2008. Cash used by investing activities was $1,020,000 due to purchases of manufacturing equipment, upgrades to our facilities and information systems, partially offset by proceeds from a sale and leaseback of certain transportation equipment. Cash used by financing activities was $1,651,000, which consisted of repayment of long term debt and capital leases, and voluntary early extinguishment of indebtedness of $1,000,000 of short term borrowings, previously due on June 30, 2008.

     Based on our current cash and cash equivalents balances, we expect that we will have sufficient resources to fund our operations for the next twelve months. The availability of our $1.0 million line of credit provides additional liquidity that may be utilized to meet temporary short term liquidity needs. However, we can provide no assurance that our actual cash requirements will not be greater than we currently anticipate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk. Market risks consist of interest rate fluctuations and commodity price fluctuations as further described below.

     Interest rate risk. We are subject to market risk from exposure to fluctuations in interest rates. Some of our debt instruments contain variable interest rates adjusted quarterly and upon date of change, and indexed by different published rates. At June 30, 2008 our revolving line of credit variable interest rate was 4.375%, or the prime rate less 0.625% . As of June 30, 2008 there were no borrowings, however $400,000 was reserved for issuance of a standby letter of credit, for the purpose of collateralizing our self-insured workers’ compensation program. Other long-term debt, totaling $3.4 million, secured by real estate and other assets also have variable rates indexed by LIBOR and other lending institution Base Rates.

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

ITEM 4T. CONTROLS AND PROCEDURES.

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

Based on our current cash and cash equivalents balances, we expect that we will have sufficient resources to fund our operations for the next twelve months. We have used the proceeds of our initial public offering as follows:

Use of Proceeds	Amount	Percentage
Acquisition of Allison's	$1,500,000	13.4%
Payment of short-term borrowings incurred in connection
with expansion of the existing facility	2,000,000	17.9%
Repayment of debt, excluding accrued interest	2,821,304	25.2%
Repayment of non-secured promissory note	1,000,000	8.9%
Working capital	3,301,235	29.6%
Temporary investments (money market account with bank)	557,222	5.0%
Total	$11,179,761	100.0%

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

Dated: August 12, 2008

Vaughan Foods, Inc.

	By:	/s/ Herbert B. Grimes
Herbert B. Grimes
Chairman of the Board of Directors and
Chief Executive Officer

(Principal Executive Officer)
Dated: August 12, 2008

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