Form 10-Q
period 2008-09-30
Vaughan Foods, Inc.
filed 2008-11-12
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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

Number of shares outstanding of the registrant’s common stock, as of November 7, 2008:

Class	Shares Outstanding
Common Stock, $0.001 par value per share	4,623,077

VAUGHAN FOODS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2008
INDEX

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Vaughan Foods, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Vaughan Foods, Inc. and subsidiaries (the “Company”) as of September 30, 2008, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2008 and 2007, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2008 and 2007, and the consolidated statements of changes in stockholders’ equity for the nine-month period ended September 30, 2008. These consolidated financial statements are the responsibility of the Company's management.

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

Oklahoma City, Oklahoma
October 31, 2008

VAUGHAN FOODS, INC.
Consolidated Balance Sheets
September 30, 2008 & December 31, 2007

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,120	$2,698,474
Accounts receivable, net of allowance for credit losses of
$157,514 at September 30, 2008 and $173,561 at December 31, 2007	6,141,363	5,980,293
Inventories	3,576,208	2,846,054
Prepaid expenses and other assets	128,382	119,049
Deferred tax assets	59,855	40,264

Total current assets	9,995,928	11,684,134

Restricted assets:
Cash	287	283
Investments	919,303	708,298

Total restricted assets	919,590	708,581

Property and equipment, net	17,145,689	16,569,195

Other assets:
Loan origination fees, net of amortization	351,622	377,045
Intangible assets	187,305	714,921
Deferred tax assets, noncurrent	1,581,937	393,193

Total other assets	2,120,864	1,485,159

Total assets	$30,182,071	$30,447,069

Liabilities and Stockholders' Equity
Current liabilities:
Line of credit	$900,000	$-
Accounts payable	7,820,702	4,940,968
Short-term borrowings	-	1,000,000
Note payable to former owners of Allisons Gourmet Kitchens, LP	802,500	1,000,000
Accrued liabilities	2,216,521	1,889,346
Current portion of long-term debt	1,070,399	865,062
Current portion of capital lease obligation	200,114	189,364
Amounts payable to former owners of Wild About Food	-	221,370

Total current liabilities	13,010,236	10,106,110

Long term liabilities:
Long-term debt, net of current portion	8,491,667	9,146,110
Capital lease obligation, net of current portion	146,932	297,062
Deferred gain on sale of assets	88,432	-
Amounts payable to former owners of Wild About Food, net of current portion	-	250,000

Total long-term liabilities	8,727,031	9,693,172

Stockholders' equity:
Common stock, $0.001 par value; authorized 50,000,000 shares;
4,623,077 shares issued and outstanding at September 30, 2008
and December 31, 2007	4,623	4,623
Preferred stock, $0.001 par value; authorized 5,000,000 shares;
0 shares issued and outstanding at September 30, 2008 and
December 31, 2007	-	-
Paid in Capital	12,563,803	12,563,803
Member Capital	-	80,167
Retained Earnings (deficit)	(4,123,622)	(2,000,806)

Total stockholders' equity	8,444,804	10,647,787

Total liabilities and stockholders' equity	$30,182,071	$30,447,069

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Unaudited Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2008 and 2007

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$23,874,602	$20,473,836	$69,127,791	$46,952,777
Cost of sales	22,928,973	17,876,869	64,339,303	41,882,101
Gross profit	945,629	2,596,967	4,788,488	5,070,676
Selling, general and administrative expenses	2,573,301	2,174,168	7,474,950	3,977,368
Operating income (loss)	(1,627,672)	422,799	(2,686,462)	1,093,308
Rent income	-	-	-	219,805
Interest expense	(200,447)	(329,748)	(603,835)	(1,726,715)
Gain (loss) on sale of asset	(93,521)	-	(75,591)	(21,486)
Interest income	5,135	64,163	34,737	88,681
Other income and expense, net	(288,833)	(265,585)	(644,689)	(1,439,715)
Net income (loss) before income taxes	(1,916,505)	157,214	(3,331,151)	(346,407)
Income tax expense (benefit)	(757,973)	61,610	(1,208,335)	115,725
Net income (loss)	$(1,158,532)	$95,604	$(2,122,816)	$(462,132)
Weighted average shares outstanding - basic and diluted	4,623,077	4,623,077	4,623,077	3,074,359
Net income (loss) per share - basic and diluted	$(0.25)	$0.02	$(0.46)	$(0.15)

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Unaudited Consolidated Statements of Stockholders' Equity
For the Year Ended December 31, 2007 and the Nine Months Ended September 30, 2008

						Total
	Common Stock			Member	Retained	Stockholders'
			Paid in	Capital	Earnings	Equity
	Shares issued	Amount	Capital	(Deficit)	(Deficit)	(Deficiency)

Balance at January 1, 2007	2,300,000	$2,300	$413,693	$(22,921)	$(991,642)	$(598,570)

Issuance of common stock in connection with
intitial public offering	2,150,000	2,150	11,025,283	-	-	11,027,433
Issuance of common stock in connection with
bridge funding liability	173,077	173	1,124,827	-	-	1,125,000
Net income (loss)	-	-	-	103,088	(1,009,164)	(906,076)

Balance at December 31, 2007	4,623,077	4,623	12,563,803	80,167	(2,000,806)	10,647,787

Exclusion of previously consolidated variable interest
entity (See Note 17) (unaudited)	-	-	-	(80,167)	-	(80,167)
Net (loss) (unaudited)	-	-	-	-	(2,122,816)	(2,122,816)

Balance at September 30, 2008 (unaudited)	4,623,077	$4,623	$12,563,803	$-	$(4,123,622)	$8,444,804

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2008 and 2007

	Nine Months Ended September 30,
	2008	2007
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss)	$(2,122,816)	$(462,132)
Adjustments to reconcile net (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	1,321,597	1,658,699
Provision for credit losses	(51,556)	-
(Gain) loss on sale of asset	75,591	21,486
Deferred income taxes	(1,208,335)	115,725
Changes in operating assets and liabilities:
Accounts receivable	(109,514)	(898,313)
Accounts receivable - related party	-	181,042
Inventories	(730,154)	(25,284)
Prepaid expenses and other assets	(9,333)	7,025
Accounts payable	2,879,734	(1,333,355)
Accounts payable, related party	-	(423,830)
Accrued liabilities	327,175	407,351

Net cash provided by (used in) operating activities	372,389	(751,586)

Cash flows from investing activities:
Purchases of property and equipment	(2,451,096)	(1,510,301)
Investments in Restricted assets	(211,009)	(418,936)
Proceeds from sale of assets	697,600	18,514
Cash paid for acquisition of Allison's Gourmet Kitchens, net of cash acquired	-	(1,277,589)
Deconsolidation of variable interest entity	(80,167)	-

Net cash (used in) investing activities	(2,044,672)	(3,188,312)

Cash flows from financing activities:
Cash paid for loan origination	(5,086)	-
Proceeds from initial public offering	-	11,594,388
Proceeds from line of credit	900,000	900,000
Repayments on line of credit	-	(3,547,582)
Repayment of long-term debt and capital leases	(588,485)	(539,981)
Repayments of notes payable to former owners of Allison's Gourmet Kitchens, LP	(197,500)	-
Increase in amounts payable to former owners of Wild About Food	-	(6,914)
Cash paid to former owners of Wild About Food	(45,000)	(117,998)
Repayments of short-term borrowings	(1,000,000)	(2,000,000)

Net cash provided by (used in) financing activities	(936,071)	6,281,913

Net increase (decrease) in cash and cash equivalents	(2,608,354)	2,342,015

Cash and cash equivalents at beginning of period	2,698,474	868,377

Cash and cash equivalents at end of period	$90,120	$3,210,392

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of capitalized interest	$646,762	$850,863

Supplemental disclosures of noncash financing and investing activities:
Decrease in amounts payable to former owners of Wild About Food
due to net loss incurred by Wild	$426,370	$-

Fair value of assets acquired and liabilities assumed in acquisition:
Accounts receivable	$-	$2,054,514
Inventories	-	1,724,940
Prepaids	-	25,044
Property and equipment	-	3,354,543
Intangible assets	-	872,569
Total assets acquired	-	8,031,610

Accounts payable and accrued expenses	-	3,770,987
Long-term debt and capital leases	-	1,983,034
Total liabilities assumed	$-	$5,754,021

Bridge funding liability retired thru issuance of common stock	$-	$1,125,000

Issuance of note payable to former owners of Allison's Gourmet Kitchens, LP in
connection with acquisition	$-	$1,000,000

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2008 and 2007

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

The December 31, 2007 consolidated balance sheet, consolidated statement of operations and statement of cash flows for the three month and nine month periods ended September 30, 2007, include the accounts of the Company and of Cimarron Holdings, LLC (“Cimarron”). Cimarron is owned by our current chief operating officer and a former member of management. Cimarron previously owned an airplane that was used by Company management. The Company was making the debt service payments on the liability associated with the airplane, as well as all costs of maintenance and operations. Because the Company was the primary beneficiary of Cimarron, it was considered a variable interest entity subject to FIN 46R, and was previously consolidated by the Company in its consolidated financial statements. All significant intercompany transactions and balances were eliminated in consolidation. Due to the sale of the airplane on December 3, 2007, the Company no longer has a beneficial interest in Cimarron, and therefore has not consolidated the September 30, 2008 unaudited consolidated balance sheet or the unaudited consolidated statements of operations and cash flows for the three and nine month periods ended September 30, 2008.

On June 30, 2007, the Company acquired 100 percent of Allison's Gourmet Kitchens, LP (“Allison’s”) and its wholly-owned subsidiary, Wild About Food - Oklahoma, a Texas Limited Liability Company (“Wild”). The accompanying consolidated balance sheets as of December 31, 2007 and September 30, 2008 include the accounts of Allison's and Wild. The accompanying consolidated statement of operations, statement of stockholders’ equity and statement of cash flows for the three month and nine month periods ended September 30, 2008 include the accounts of Allison’s and Wild. All intercompany balances have been eliminated in consolidation.

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

Trade accounts receivable are customer obligations due under normal trade terms generally requiring payment within 15 to 21 days from the invoice date. Receivables are recorded based on the amounts invoiced to customers. Interest and delinquency fees are not included in income or trade accounts receivable until realized in cash. Discounts allowed for early payment, if any, are immaterial and are charged against income when the payment is received. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are applied to the earliest unpaid invoices.

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

As of September 30, 2008, the Company has Class A and Class B warrants outstanding resulting from its initial public offering as described in Note 10. The exercise price of both classes of warrants exceeds the Company’s stock price, therefore the Company has not included these warrants as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

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

All of the Company's investments are classified as available for sale and are stated at fair value. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders' equity until realized. There were no unrealized gains or losses for the three and nine months ended September 30, 2008 and 2007. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings. As of September 30, 2008 and December 31, 2007, the Company's investments consisted primarily of guaranteed investment contracts at a fixed interest rate of 2.25 percent.

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

(3)	Inventories

A summary of inventories follows:

	September 30,	December 31,
	2008	2007
	(unaudited)

Raw materials and supplies	$2,856,913	$2,096,887
Finished goods	569,295	627,060
Deferred production costs	150,000	122,107

Total inventory	$3,576,208	$2,846,054

(4)	Restricted Assets

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

	September 30,	December 31,
	2008	2007
	(unaudited)
Project construction account	$287	$283
Debt reserve account	503,081	512,134
Interest fund account	240,310	129,195
Principal fund account	175,912	66,969

Total restricted assets	$919,590	$708,581

(5)	Property and Equipment

Property and equipment, at cost, consists of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)
Land	$238,162	$238,162
Plant and improvements	11,693,585	11,325,438
Machinery and equipment	8,499,207	8,170,088
Transportation equipment	755,261	2,066,506
Office equipment	178,991	187,145
Construction in progress	1,841,793	211,338
	23,206,999	22,198,677
Less accumulated depreciation	(6,061,310)	(5,629,482)
Property and equipment, net	$17,145,689	$16,569,195

During the three and nine months ended September 30, 2008 and 2007, depreciation expense, including depreciation on assets classified as capital leases, was $398,523, $350,082, $1,189,849 and $866,864, respectively.

In January of 2008, the Company entered into an agreement to sell certain transportation equipment for $692,600 and lease back the same equipment under operating leases, for terms of three and five years varying on the remaining useful lives of the equipment. The gain on the sale of equipment has been deferred and is being amortized over the lease terms. Future minimum annual lease payments related to these operating leases have been included in Note 12.

(6)	Line of Credit

On December 31, 2007, the Company completed a $5.0 million secured bank line of credit, due on March 31, 2010, providing for interest at the prime rate minus five-eights percent (0.625%), adjusted on date of change. The rate is also adjustable quarterly with respect to the Company’s financial ratio of funded debt to EBITDA, as defined (earnings before interest, tax, depreciation and amortization). A change in the financial ratio will cause a variation in the adjustment to the prime rate in the range between 1.000% and 0.375%. The line of credit is secured by accounts receivable, inventory and general intangibles, and subject to a debt service coverage ratio covenant of 1.25x to 1.0, as defined, for which the Company was not in compliance as of June 30, 2008.

The Company obtained a waiver of non-compliance with the agreement from its lender and subsequent to the execution of that waiver, availability under the facility was tied to certain benchmarks of performance, such that the Company’s availability would be limited to $1.0 million through December 31, 2008, and would be increased thereafter upon the Company’s compliance with additional benchmarks. The interest rate on the line of credit is the prime rate plus 1.000% and is no longer adjustable. The Company is limited by covenants of the line of credit regarding the sale or assignment of encumbered assets or any asset when done so outside the ordinary course of business. The Company borrowed $900,000 under this facility during September 2008. There were short-term borrowings under this line of credit of $900,000 and zero at September 30, 2008 and December 31, 2007, respectively.

The Company is in violation of the benchmarks as of September 30, 2008 and has informed its lender that it will seek other financing sources to replace the existing revolving loan agreement.

The Company has engaged a merchant banking and advisory firm to assist it in exploring strategic alternatives, which could include replacing the revolving facility with an asset based facility, or undertaking a partial or entire re-financing of its balance sheet, which could include components of debt and additional equity capital. However, due to adverse conditions generally in the United States and world credit and capital markets, any refinancing of the entire balance sheet could be deferred until market conditions become more favorable. Although management believes that it will have several financing alternatives in the near term there can, of course be no guarantees that the Company will be able to obtain the necessary short-term debt financing on acceptable terms or on any terms. If the Company is unable to obtain the necessary short term debt financing, it will take other actions, which could include, among other things, selling additional equity capital, which could be dilutive to existing stockholders, selling or factoring accounts receivable, or certain other actions to maintain the proper amount of liquidity in the business.

Short-term Borrowings

The Company agreed to enter into a 10 percent non-secured promissory note on September 21, 2006 for a maximum of $1.0 million. The maturity date was the earlier of April 30, 2007, or the consummation of any initial public offering consummated before the maturity date. This note is payable to the lead underwriter for the Company’s initial public offering (see Note 10). Following the completion of the initial public offering, the Company entered into an agreement to extend the note to the earlier of June 30, 2008 or the closing of an equity financing in which the Company receives at least $4.0 million in gross proceeds. On January 24, 2008, prior to maturity, the borrowings and accrued interest were repaid. Borrowings under this note were $1.0 million at December 31, 2007.

(7)	Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:
	September 30,	December 31,
	2008	2007
	(unaudited)
6.75 - 7.10 % Cleveland County
Industrial Revenue Bonds
secured by real property
final payment due December 1, 2024	$4,365,000	$4,365,000
5.75 - 9.00 % Real estate loans
secured by real property
final payments due July 22, 2009
and August 1, 2028	3,402,355	3,455,589
4.75 - 6.50 % Vehicle loans
secured by various transportation equipment
final payments due from 2008 thru 2010	46,462	132,617
8.75 % Equipment loan
secured by manufacturing equipment
final payment due March 3, 2011	1,529,126	1,814,547
9.56 % Equipment loans
secured by refrigeration equipment
final payment due May 1, 2021	80,649	101,004
9.56 % Real estate loan
secured by real property
final payment due May 1, 2021	138,474	142,415

Total long-term debt	9,562,066	10,011,172
Less current portion	1,070,399	865,062
Net long-term debt	$8,491,667	$9,146,110

The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows:

Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of 1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. If the Debt Service coverage ratio reported for each of the previous four quarters is less than 1.50x to 1.00 the Company is required to retain a consultant. As of September 30, 2008, our earnings before interest, income tax, depreciation and amortization (EBITDA) is a negative number which causes our debt service coverage ratio to result in a negative number, and therefore is not a meaningful ratio.

Current Ratio: The Company is required to maintain a current ratio 1.10 to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of September 30, 2008 is .77x to 1.00.

Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of September 30, 2008 is 1.02x to 1.00.

Accounts Payable: The Company agrees that not more than 10 percent of its accounts payable shall be in excess of 75 days past due. The actual percentage as of September 30, 2008 is 1.75 percent.

Accounts Receivable: The Company agrees that not more than 10 percent of accounts receivable will be in excess of 90 days past due. The actual percentage as of September 30, 2008 is 2.07 percent.

Noncompliance with the finanical covenants will not be considered an event of default under the terms of the agreement. Noncompliance with the above ratios has resulted in an increase in the interest rate on each of the Bonds of 1% until the Company is in compliance with the required ratios.

Capital lease obligations consist of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)

8.95 - 9.19 % Equipment leases	$345,391	$482,302
8.62 % Equipment lease	1,655	4,124
	347,046	486,426
Less current portion	200,114	189,364
Net long-term debt	$146,932	$297,062

Annual Debt Service Requirements

The annual principal payment requirements to maturity, for long-term debt and capital lease obligations at September 30, 2008 are as follows:

Year Ending		Capital Lease
September 30,	Long-Term Debt	Obligations	Total
2009	$1,070,399	$200,114	$1,270,513
2010	927,351	146,932	1,074,283
2011	1,179,564		1,179,564
2012	507,832		507,832
2013	545,943		545,943
Thereafter	5,330,977		5,330,977
Principal outstanding at
September 30, 2008	$9,562,066	$347,046	$9,909,112

During the the three and nine months ended September 30, 2008 and 2007, total interest costs were $200,447, $329,748, $603,835, and $1,726,715 respectively. The amount of interest costs capitalized to construction projects during the nine months ended September 30, 2007 was $106,988.

(8)	Accrued Liabilities

A summary of accrued liabilities follows:

	September 30,	December 31,
	2008	2007
	(unaudited)
Rebates and commissions	$1,057,247	$939,242
Interest expense	127,871	228,199
Compensation	554,683	309,261
Workers' compensation	243,921	194,192
Payroll taxes	-	56,452
Promotions and incentives	120,355	131,218
Property taxes	109,777	23,474
Other	2,667	7,308
Total accrued liabilities	$2,216,521	$1,889,346

(9)	Intangible Assets

Allison’s holds an intangible asset, a customer list related to its acquistion by the Company in the amount of $154,210. The Company began amortizing the asset to expense over a period of five years beginning July 1, 2007, resulting in accumulated amortization expense of $38,560 and a net carrying amount at September 30, 2008 of $115,650. Allison’s holds an intangible asset, a customer relationship with a certain customer of Wild. The value of the customer relationship is $71,655 net of amortization of $227,786 at September 30, 2008. The Company amortizes the asset to expense over a period of five years. The amount of annual amortization expense related to the September 30, 2008 value of the customer relationship is $78,949. The earnings (losses) of Wild will cause an increase (decrease) in the value, which will add (reduce) total amortization expense.

(10)	Initial Public Offering

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

(11)	Income Taxes

Income tax expense (benefit) for the three and nine months ended September 30, 2008 and 2007, consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
	-	-	-	-
Deferred:
Federal	(678,158)	55,122	(1,081,097)	103,539
State	(79,815)	6,488	(127,238)	12,186
	(757,973)	61,610	(1,208,335)	115,725
Total income tax expense (benefit)	$(757,973)	$61,610	$(1,208,335)	$115,725

Deferred tax assets (liabilities) are as follows:

	September 30,	December 31,
	2008	2007
	(unaudited)
Net operating loss carryforward	$2,037,301	$802,874
Oklahoma job and investment credits	87,567	87,567
Depreciation	(576,535)	(497,248)
Deferred gain on sale of assets	33,604	-
Other	59,855	40,264
Net deferred tax asset	$1,641,792	$433,457

Current portion	$59,855	$40,264
Non-current portion	1,581,937	393,193
	$1,641,792	$433,457

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

As of September 30, 2008, the Company has a net operating loss carryforward of $5.4 million which, if unused, will commence expiring in 2018 and state new jobs/investment credit carryforwards totaling $88,000 of which, if unused, will commence expiring in 2010.

Actual income tax expenses differ from "expected" income tax, computed by applying the U. S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Computed "expected" income taxes	$(651,612)	$53,453	$(1,132,591)	$(117,778)
State income taxes, net of federal
income tax	(106,361)	11,094	(153,768)	(17,142)
Permanent difference due to
amortization of equity transactions	-	-	-	191,250
Effect of consolidation of variable interest entity		(1,661)		(3,642)
Difference in taxable gain and book gain on
sale of assets	-	-	78,024	-
Utilization of net operating loss carryforwards
against current income	-	(1,276)	-	63,037
	$(757,973)	$61,610	$(1,208,335)	$115,725

(12)	Operating Leases

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

(unaudited)
2009	$623,760
2010	450,976
2011	323,533
2012	226,079
2013	113,664
$1,738,012

(13)	Employee Benefit Plans

In 2002, the Company adopted a Flexible 401(k) plan covering all full-time employees with a minimum of one year of service. The Company makes contributions under the plan at an amount equal to 25 percent of the employee’s elective deferral rate, up to a maximum of 4 percent of the employee’s compensation. The Company's contributions to the plan during the three and nine months ended September 30, 2008 and 2007 were $2,464, $6,640, $5,039 and $11,081, respectively.

In August 2006, the Company adopted a stock option plan providing for potential awards of up to 1,000,000 options to purchase shares. No options have been issued under the plan.

(14)	Major Customers

The Company has supply arrangements with a certain distributor, representing 12 percent of its gross revenues. The distributor is composed of numerous distinct purchasing units. No individual purchasing unit represents greater than 3 percent of gross revenues.

(15)	Related Party Transactions

On June 30, 2007, Allison’s merged into the Company. Prior to the merger, the Company provided a discounted price for products sold to Allison's for use as ingredients in Allison’s products. All other transactions between the companies are at fair value.

During the six months ended June 30, 2007 the Company’s sales, including freight services, to Allison’s and purchases from Allison’s were as follows (unaudited):

Six months
ended June 30,
2007
(unaudited)
Sales of product to Allison's	$491,739
Freight revenue from Allison's	207,634
Purchases from Allison's	285,403

Prior to the merger, the Company leased a portion of its facilities to Allison’s on an annual lease agreement. The Company and Allison’s shared utilities, sales and administration staff, and other facility expenses. Allison’s reimbursed the Company for its portion of the shared expenses through periodic reimbursement. A summary of the shared expenses for the six months ended June 30, 2007 are as follows:

Six months
ended June 30,
2007
(unaudited)
Rents	$219,805
Utilities	79,220
Salaries	86,812

Amounts payable and receivable between the companies as of September 30, 2008 and December 31, 2007 are eliminated in consolidation on the consolidated balance sheet.

(16)	Commitments and Contingencies

The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at September 30, 2008, which would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

(17)	Cimarron Holdings, L.L.C.

The Company’s current chief operating officer and a former member of management each have a 50 percent ownership in Cimarron Holdings, LLC. (“Cimarron”). Cimarron previously owned an airplane that was used by Company management. The Company had not guaranteed the obligations of Cimarron, but was making the debt service payments for Cimarron, as well as all of the costs of maintenance and operations of the airplane. The airplane was sold on December 3, 2007. Due to the sale of the airplane on December 3, 2007, the Company no longer has a beneficial interest in Cimarron, and therefore has not consolidated the September 30, 2008 unaudited consolidated balance sheet or the unaudited consolidated statements of operations and unaudited statement of cash flows for the three and nine month periods ended September 30, 2008.

The Company’s consolidated financial statements through December 31, 2007 include the financial statements of Cimarron. The consolidation of Cimarron increased the Company’s consolidated total assets and liabilities at December 31, 2007 as follows:

December 31,
2007

Total assets	$85,167
Total liabilities	$5,000

(18)	Acquisition of Allison's

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

The following Unaudited Proforma Condensed Consolidated Statements of Operations for the nine months ended September 30, 2007 give effect to the acquisition of Allison's as if it had occurred on or before January 1, 2006:

Vaughan Foods, Inc. and Allison's Gourmet Kitchens, LP
Unaudited Proforma Condensed Consolidated Statements of Operations
Nine Months Ended September 30, 2007

	Vaughan	Allisons	Acquisition		ProForma
	Historical	Historical	Adjustments		Post Acquisition
	(unaudited)	(unaudited)	(unaudited)		(unaudited)
Net sales	$46,952,777	$13,232,939	($984,776)	A1	$59,200,940
Cost of sales	41,882,101	10,842,804	(1,204,581)	A2	51,520,324
Gross profit	5,070,676	2,390,135	219,805		7,680,616
Selling, general and administrative expenses	3,977,368	1,462,715	15,421	A3	5,455,504
Operating income	1,093,308	927,420	204,384		2,225,112
Rent income	219,805	-	(219,805)	A4	-
Interest expense	(1,726,715)	(75,948)	(50,000)	A5	(1,852,663)
Loss on sale of asset	(21,486)	-	-		(21,486)
Interest income	88,681	-	-		88,681
Other income and expense, net	(1,439,715)	(75,948)	(269,805)		(1,785,468)
Income (Loss) before income taxes	(346,407)	851,472	(65,421)		439,644
Income tax expense (benefit)	115,725	-	51,340	A6	167,065
Net income (loss)	$(462,132)	$851,472	(116,761)		$272,579
Weighted average shares outstanding - basic and diluted	3,074,359				3,074,359
Net (loss) per share - basic and diluted	$(0.15)				$0.09

Notes to Unaudited Proforma Condensed Consolidated Statements of Operations
Nine Months Ended September 30, 2007

A1	Intercompany elimination of sales between Vaughan and Allison in the amount of $984,776.
A2	Intercompany elimination of sales between Vaughan and Allison, plus the rent paid by Allison to Vaughan in the amount of $984,776 and $219,805 respectively.
A3	Amortization of the customer list value of $15,421 (calculated by dividing the $154,210 acquisition valuation of customer list at the balance sheet date of June 30, 2007, amortized over 5 years).
A4	Elimination of intercompany rent income of $219,805 paid by Allison to Vaughan.
A5	Proforma adjustment to reflect the interest expense at 10% on the deferred portion of purchase price of Allison's in the amount of $1,000,000.
A6	Proforma adjustment to record tax provision on pretax income using expected rate of 38%.

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

  Our ability to obtain financing to fund our operations;

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

     Income taxes We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either the generation of future taxable income during the periods in which those temporary differences become deductible or the carryback of losses to recover income taxes previously paid during the carryback period. As of September 30, 2008, the Company has a net operating loss carryforward of $5.4 million which, if unused, will commence expiring in 2018 and state new jobs/investment credit carryforwards totaling $88,000 of which, if unused, will commence expiring in 2010.

Comparison of Three Months Ended September 30, 2008 and 2007

We recorded a net loss for the third quarter of 2008 of $1,159,000, or $0.25 per share, compared with net income of $96,000 or $0.02 per share during the third quarter of 2007.

Net sales Net sales increased by $3,401,000, or 16.6 percent in the third quarter of 2008, compared to the third quarter of 2007. We shipped 5.9 million or 22.4% greater pounds of product in the third quarter of 2008 compared to the third quarter of 2007. The increase in sales volume is a combination of new customer accounts and increasing sales volume with existing customers.

Cost of Sales. Our cost of sales increased $5,052,000 or 28.3 percent in the third quarter of 2008, compared to the third quarter of 2007. We paid $1,093,000 more for raw materials and $660,000 more for packaging materials. Raw material cost increases were caused by escalations in corn, wheat, soybean and dairy product prices all of which are significant components of our costs. Increases in the price of crude oil affected fuel and petroleum based resin costs, which increased our packaging costs. We paid $1,145,000 more for manufacturing labor and labor related costs, of which $659,000 was attributable to increased sales volume, and $486,000 was due to inefficiencies related to volume in the peak season of our operations. Our cost of delivery to our customers increased $1,414,000, resulting from increased in fuel purchases of $407,000, additional equipment lease costs of $183,000 and $824,000 of additional delivery costs in general, including contracted freight carrier costs. Our spoilage losses resulting from raw materials and finished goods shelf life expiration, increased by $137,000 to $156,000 in the third quarter of 2008. Other manufacturing overhead costs, including cost of maintenance and repair on our facilities and equipment, utilities, operating supplies, etc. increased by $603,000.

Gross profit. Our gross profit was weakened by higher raw materials and transportation costs, and our inability to impose timely price increases to our customers to mitigate the effects of cost increases. Material increases in selling prices may adversely affect our customer relationships and, accordingly, we were reluctant to impose increases too rapidly and as market conditions would have dictated for us to maintain our historical margins.

Our gross profit percentage was 4.0 percent for the third quarter of 2008, compared to 12.7 percent a year earlier, resulting from higher raw material and transportation costs. Our gross profit decreased by $1,651,000.

Selling, general and administrative expenses. Our selling, general and administrative expenses compared to the year-earlier quarter increased due to strengthening our management team and board of directors at all levels, changes in administration and accounting processes and internal controls.

Our selling, general and administrative expenses increased by $399,000 to $2,573,000 during the third quarter of 2008 compared to the third quarter of 2007. Sales and administrative salaries increased by $377,000 due primarily to certain personnel additions aimed at strengthening our management team over the last twelve months. Other less significant increases in selling, general and administrative expenses include a net amount of $22,000 resulting from increases in consulting, commissions and general office expenses, partially offset by decreases in investor relations and amortization expenses.

Other income and expense. Other income and expense amount to a net expense of $289,000 during the third quarter of 2008, compared to a net expense of $266,000 in the third quarter of 2007, an increase of $23,000, consisting primarily of a decrease in interest expense of $129,000, a decrease in interest income of $59,000 and a loss on the sale of assets of $93,000 compared to the year-earlier quarter.

Income tax expense (benefit). We recognized an income tax benefit of $758,000 during the third quarter of 2008, compared to a tax expense in the third quarter of 2007 of $62,000.

Comparison of Nine Months Ended September 30, 2008 and 2007

We recorded a net loss for the first nine months of 2008 of $2,123,000, or $0.46 per share, compared with a net loss of $462,000 or $0.15 per share during the first nine months of 2007.

Net sales. Net sales increased by $22,175,000, or 47.2 percent in the first nine months of 2008, compared to the nine months ended September 30, 2007. The acquisition of Allison’s represents $12,299,000 of the increase. Our fresh-cut vegetable business shipped 11.0 million greater pounds of product in the first nine months of 2008 compared to the same period of 2007. Our average fresh-cut vegetable product selling price per pound of product increased 2.2 cents or $1.4 million. The increase in sales volume is a combination of new customer accounts and increasing volume with existing customers.

Cost of Sales. Our cost of sales increased $22,457,000 or 53.6 percent in the first nine months of 2008, compared to the nine months ended September 30, 2007. The acquisition of Allison’s represents $10,705,000 of the increase. In our fresh-cut vegetable business, we paid $3,663,000 more for raw materials, $1,098,000 more for packaging materials and $2,014,000 more for manufacturing labor and labor related costs, primarily due to increased sales volume and peak season volume inefficiencies experienced primarily in the third quarter of 2008. Our cost of delivery to our customers increased $3,649,000, resulting from increased in fuel purchases of $1,402,000, additional equipment lease costs of $593,000 and $1,654,000 of additional delivery costs in general, including contracted freight carrier costs. Our fuel purchases for use in our delivery equipment represent approximately 5 percent of our total cost of sales. An increase of $0.50 per gallon of fuel purchased would cause an increase in our total cost of sales of approximately $400,000, annually. We have increased purchases of fuel as we are now delivering our products to our customers on the east coast. We experienced increased cost of maintenance and repair on facilities and equipment, spoilage losses due to shelf life, operating supplies and other manufacturing overhead expenses of $1,328,000.

Gross profit. Our gross profit was weakened by higher raw materials and transportation costs and our inability to impose timely price increases to our customers to mitigate the effects of cost increases. Material increases in selling prices may adversely affect our customer relationships and, accordingly, we were reluctant to impose increases too rapidly and as market conditions would have dictated for us to maintain our historical margins.

Our gross profit percentage was 6.9 percent for the first nine months of 2008, compared to 10.8 percent a year earlier, resulting from higher raw material and transportation costs. Our gross profit decreased by $282,000.

Selling, general and administrative expenses. Our increased selling, general and administrative expenses compared to the same nine month period ended a year earlier were incurred primarily in connection with (a) operating as a public company, (b) strengthening our management team and board of directors at all levels, (c) changes in administration and accounting processes and internal controls, (d) the addition of Allison’s, and (e) organic growth.

Our selling, general and administrative expenses increased by $3,498,000 to $7,475,000 during the first nine months of 2008 compared to the nine months ended September 30, 2007. The acquisition of Allison’s increased selling, general and administrative expenses by $1,574,000. Sales and administrative salaries increased by $1,062,000 due primarily to certain personnel additions aimed at strengthening our management team over the last twelve months. Expenses associated with operating as a public company increased total selling, general and administrative expenses by $625,000. Consulting expenses increased by $158,000 as we have employed payroll related and capital projects consultants. Other less significant increases in selling, general and administrative expenses include $79,000 of computer and office supplies and travel expenses.

Other income and expense. Other income and expense amount to a net expense of $645,000 during the first nine months of 2008, compared to a net expense of $1,440,000 in the nine months ended September 30, 2007, a decrease of $795,000, consisting primarily of a decrease in interest expense of $1,123,000, a decrease in interest income of $54,000 and a loss on the sale of assets of $54,000 compared to the year-earlier quarter. The interest expense and income amounts are partially offset by a decrease in rent income, which was previously collected from Allison’s.

Income tax expense (benefit). We recognized an income tax benefit of $1,208,000 during the first nine months of 2008, compared to a tax expense in the nine months ended September 30, 2007 of $116,000, which was higher than the expected rate primarily due to the amortization of equity transactions, which represent a permanent difference between tax and book income amounts.

Liquidity and Capital Resources

     Historically, we have financed our liquidity requirements through internally generated funds, senior bank borrowings, and the issuance of other indebtedness. On July 3, 2007 we completed our initial public offering, which improved our working capital position and allowed us to retire certain indebtedness. On December 31, 2007 we completed a $5.0 million secured bank line of credit, due on March 31, 2010, containing loan covenants in which we were not in compliance with as of June 30, 2008.

     The Company obtained a waiver of non-compliance with the agreement from its lender and subsequent to the execution of that waiver, availability under the facility was tied to certain benchmarks of performance, such that the Company’s availability is limited to $1.0 million through December 31, 2008, and would be increased thereafter upon the Company’s compliance with additional benchmarks. The interest rate on the line of credit is the prime rate plus 1.000% and is no longer adjustable. The Company is limited by covenants of the line of credit regarding the sale or assignment of encumbered assets or any asset when done so outside the ordinary course of business. The Company borrowed $900,000 under this facility during September 2008. There were short-term borrowings under this line of credit of $900,000 and zero at September 30, 2008 and December 31, 2007, respectively.

     The Company is in violation of the benchmarks as of September 30, 2008 and has informed its lender that it will seek other financing sources to replace the existing revolving loan agreement.

     The Company has engaged a merchant banking and advisory firm to assist it in exploring strategic alternatives, which could include replacing the revolving facility with an asset based facility, or undertaking a partial or entire re-financing of its balance sheet, which could include components of debt and additional equity capital. However, due to adverse conditions generally in the United States and world credit and capital markets, any refinancing of the entire balance sheet could be deferred until market conditions become more favorable. Although management believes that it will have several financing alternatives in the near term there can, of course be no guarantees that the Company will be able to obtain the necessary short-term debt financing on acceptable terms or on any terms. If the Company is unable to obtain the necessary short term debt financing, it will take other actions, which could include, among other things, selling additional equity capital, which could be dilutive to existing stockholders, selling or factoring accounts receivable, or certain other actions to maintain the proper amount of liquidity in the business.

     Our cash and cash equivalents were $90,000 at September 30, 2008, compared to $2,698,000 at December 31, 2007. Cash provided by operating activities was $373,000 in the first nine months of 2008. Cash used in investing activities was $2,045,000 due to purchases of manufacturing equipment, upgrades to our facilities and information systems, partially offset by proceeds from a sale and leaseback of certain transportation equipment. Cash used in financing activities was $936,000, which consisted of repayment of long term debt and capital leases, and $1,000,000 of short term borrowings. As of September 30, 2008, our current assets exceed our current liabilities, resulting in negative working captial. We can provide no assurances that our actual cash requirements will not be greater than we currently anticipate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk. Market risks consist of interest rate fluctuations and commodity price fluctuations as further described below.

     Interest rate risk. We are subject to market risk from exposure to fluctuations in interest rates. Some of our debt instruments contain variable interest rates adjusted quarterly and upon date of change, and indexed by different published rates. At September 30, 2008 our revolving line of credit variable interest rate was 6.00%, or the prime rate plus 1.00% . As of September 30, 2008 there were borrowings of $900,000, In addition $400,000 was reserved for issuance of a standby letter of credit, for the purpose of collateralizing our self-insured workers’ compensation program. Other long-term debt, totaling $3.4 million, secured by real estate and other assets also have variable rates indexed by LIBOR and other lending institution Base Rates.

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

     Fuel Cost. Our business is substantially dependent upon timely delivery of our products by our fleet of delivery equipment. Increases in fuel costs increased our delivery costs during 2006, 2007 and 2008, and future material increases in fuel costs could put us at a competitive disadvantage to suppliers located closer to their customers. Our fuel purchases for use in our delivery equipment represent approximately 5 percent of our total cost of sales. An increase of $0.50 per gallon of fuel purchased would cause an increase in our total cost of sales of approximately $400,000, annually. Increases in fuel costs included increased raw material costs for inbound freight, and our cost to deliver products to our customers. We endeavor to pass all increased raw material costs on to our customers, however we cannot provide any assurance that we will be able to pass all increased costs on to our customers in the future, especially during short- term market fluctuations.

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

Item 1A. Risk Factors

Our Form 10-K/A filed with the U.S. Securities and Exchange Commission on April 29, 2008, includes a detailed discussion of our risk factors. The information below amends and updates our risk factors and should be read in conjunction with our Form 10-K/A.

Our ability to fund our operations for the next twelve months may be dependent on access to capital markets and our ability to improve our operating results.

The adequacy of our liquidity depends on our ability to achieve improvements in our operating results, effectively implement price adjustments to our customers and raise cash through alternative financing arrangements. Our access to capital markets is dependent upon the willingness of financial institutions to extend credit on terms that are acceptable to us. The condition of financial institutions in the United States of America, the domestic and global equity markets and fears of recession, are factors which may determine the willingness of financial institutions to lend.

Our inability to improve our operating results, adjust pricing to our customers and gain access to capital markets could have an adverse effect on our liquidity and operations and could require us to consider further measures, including, among other things, selling additional equity capital, which could be dilutive to existing stockholders, selling or factoring accounts receivable, or certain other actions to maintain the proper amount of liquidity in the business.

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

We have used the proceeds of our initial public offering as follows:

Use of Proceeds	Amount	Percentage	Percentage
Acquisition of Allison's	$1,500,000	13.4%	13.42%
Payment of short-term borrowings incurred in connection
with expansion of the existing facility	2,000,000	17.9%	17.89%
Repayment of debt, excluding accrued interest	2,821,304	25.2%	25.24%
Repayment of non-secured promissory note	1,000,000	8.9%	8.94%
Working capital	3,203,441	28.7%	28.65%
Temporary investments (money market account with bank)	655,016	5.9%	5.86%
Total	$11,179,761	100.0%	100.0%

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2008 annual meeting of stockholders at our principal executive offices located at 216 NE 12th Street, Moore, Oklahoma 73160 on August 7, 2008, pursuant to due notice.

The following directors were elected at the meeting: Herbert B. Grimes, Mark E. Vaughan, Robert S. Dillon, Richard A. Kassar, Laura J. Pensiero.

The matters for consideration were:

1. Elect five directors to hold office until the Annual Meeting of Stockholders in 2009, and until their successors are elected and qualified.

2. Ratify the selection of Cole & Reed, P.C. as the independent registered public accounting firm for the fiscal year ended December 31, 2008

3. Approve the Vaughan Foods, Inc. Equity Incentive Plan.

The result of the shareholder voting is noted below:

1. Election of Directors. Presented below are the votes cast for each director nominee.

NAME	FOR	WITHHELD AUTHORITY

a. Herbert B. Grimes	4,000,592	101,141
b. Mark E. Vaughan	4,000,592	101,141
c. Robert S. Dillon	4,000,592	101,141
d. Richard A. Kassar	4,090,233	11,500
e. Laura J. Pensiero	4,090,233	11,500

2. Ratification of the selection of Cole & Reed, P.C. as the independent registered public accounting firm for the fiscal year ended December 31, 2008.

FOR	AGAINST	ABSTAIN
4,089,933	1,540	10,200

3. Approval of the Vaughan Foods, Inc. Equity Incentive Plan.

FOR	AGAINST	ABSTAIN	NOT VOTED
2,610,538	102,381	10,000	1,378,814

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

Dated: November 12, 2008

Vaughan Foods, Inc.

	By:	/s/ Herbert B. Grimes
Herbert B. Grimes
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)
Dated: November 12, 2008

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