Form 10-K
period 2008-12-31
Vaughan Foods, Inc.
filed 2009-04-15
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________to

Commission file number 001-33446

VAUGHAN FOODS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1342046
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

216 N.E. 12th Street, Moore, OK	73160
(Address of principal executive offices)	(Zip Code)

(405) 794-2530

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.001 par value per share	NASDAQ Capital Market
Class A Common Stock Purchase Warrants	NASDAQ Capital Market
Class B Common Stock Purchase Warrants	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.7 million, based on the closing price on such date of the registrant’s common stock on the Nasdaq Capital Market.

Number of shares outstanding of the registrant’s common stock, as of April 15, 2009:

Class	Shares Outstanding

Common Stock, $0.001 par value per share	4,623,077

VAUGHAN FOODS, INC.
Form 10-K
For the fiscal year ended December 31, 2008
TABLE OF CONTENTS

PART I

ITEM 1 — BUSINESS

Overview

                    We are an integrated processor and distributor of value-added, refrigerated foods. We are uniquely able to distribute fresh-cut produce items along with a full array of value-added refrigerated prepared foods multiple times per week.

                    We sell to both food service and retail sectors. Our products consist of fresh-cut vegetables, fresh-cut fruits, salad kits, prepared salads, dips, spreads, soups, sauces and side dishes.

                    Our primary processing facility is in Moore, Oklahoma. Our soups and sauces are processed in our facility in Fort Worth, Texas.

History

                    We were organized in 1989 under the laws of the state of Oklahoma as a successor to a family business that commenced operations in 1961. In March 2003, three of our officers, together with our current Chairman and Chief Executive Officer, Herb Grimes, founded Allison’s Gourmet Kitchens, LP (“Allison’s”), to manufacture a line of refrigerated, prepared salads for retail outlets, our historical food service customers and restaurant chains. In June 2006, Allison’s acquired Wild About Foods, Inc. (“Wild”), a processor of soups, stews, sauces and side dishes, located in Fort Worth, Texas. Allison’s was acquired and merged into the company in connection with the successful completion of our initial public offering in July 2007.

Segment Reporting

                    The Company operates in a single reportable operating segment that consists of selling various refrigerated ready-to-eat products manufactured and distributed in a vertically integrated manner through its own distribution network.

Processing, Packaging and Delivery

                    Our full array of products are processed and packaged in refrigerated production facilities. Finished products are packed in sizes that fit customers’ needs, and boxed to insure that delicate items arrive at the customer’s door in good condition. Most items are made to order daily for maximum freshness, shelf-life and quality. Orders are pulled and palletized in a finished goods cooler, with each pallet tagged by customer and contents to assure delivery to the proper destination.

                    The degree of freshness of our products is dependent upon distance to market and delivery schedules of our customers. In order to ensure freshness of product, we maintain a fleet of 35 trucks and 42 fifty-three foot refrigerated trailers, running 99 outbound routes per week. Trucks are pre-cooled before being loaded from our refrigerated loading dock. We deliver cut-to-order products three or more times a week, and up to six times a week to foodservice distributors. While our frequent delivery schedule is expensive, we believe that it helps our marketing efforts by emphasizing the freshness, quality and full array of our refrigerated product lines.

                    We observe “Good Manufacturing Practices,” as established by the U.S. Food and Drug Administration and the U.S. Department of Agriculture, and are audited by several independent inspection groups to assure that production operations meet or exceed safety standards. We believe these controls assure our customers of safe and consistently high quality products.

Delivery System and Hauling Services

                    We have invested heavily in our delivery system because it is the key element that ties our product lines together. Our products are perishable and have average shelf lives of 15 days for our fresh-cut fruits and vegetables and 45 days for our fresh prepared salads. To ensure the freshness and quality of our products we distribute them three times per week, or for some large customers, daily, in our own fleet of 35 trucks and 42 fifty-three foot refrigerated trailers. Our delivery system is flexible and responsive to our customers’ needs and meets the current consumer demand for high quality, fresh food items. Our pattern of frequent delivery also builds strong customer loyalty.

                    We reduce the costs of our delivery system and also generate revenue from our transportation assets by backhauling product for others. In backhauling we find freight for our empty trucks at or near the termination points of our own routes, then transport that freight back to the vicinity of our facility.

Agricultural and Other Supplies

                    We purchase fresh produce from approximately 50 suppliers in five growing regions of California, Arizona, Colorado, Florida and Mexico. We believe that sourcing produce from a number of different growing regions is cost efficient and provides a degree of protection of our supply chain against adverse growing factors and seasonal variability in production. However, lettuce in particular, can be grown in very few parts of the United States during any one season of the year. Accordingly, we are highly dependent on the sources of supply from these various regions, and our supplies can be adversely affected by weather conditions at any time of year. Lettuce purchases comprise 11 percent of our total cost of sales. Beginning in the third quarter of 2007, we began contracting directly with farmers for a portion of our lettuce supply thereby eliminating the use of brokers for these raw materials. We believe that this gives us greater flexibility and provides greater assurance of continuity of supply. See also Item 1A – Risk Factors.

                    We purchase other ingredients and packaging material for our prepared food products from a limited number of suppliers, but believe that all of these ingredients and other supplies are generally available in the marketplace at competitive prices. To keep costs down and maintain quality we have long-term established relationships with many of our suppliers and purchase an important part of our fresh produce pursuant to seasonal buying contracts.

                    Our quality assurance department inspects each incoming delivery of raw materials to insure that the product meets our standards. All raw product is stored in our temperature monitored, refrigerated warehouse prior to use. We track all items from the field to the customer and adhere to a first-in, first-out inventory control system.

Marketing and Sales

                    Our products are primarily marketed and sold to food service distributors, regional and national restaurant chains, and retail grocers. Our products are currently provided to end-user recurring revenue accounts throughout much of the United States, but primarily the Plains States, Midwest, Southwest, and Southeast. Consistent demand enables us to enter into regular supply contracts with our suppliers, helping to insure consistent sourcing.

                    We offer our customers a wide range of ready-to-order quality products in convenient packaging types and sizes. We also provide added value by creating custom vegetable mixes and custom sized produce cuts to fill special needs of large volume customers. Unlike some of our larger national competitors, we can generally produce and deliver these customized products to our customers in less than two days. Our wide product mix enables our customers to differentiate our products from those of our competitors.

                    We emphasize freshness and quality in marketing our products. We also highlight our ability to package products in a wide variety of styles and sizes to meet customer demand. We can quickly satisfy private labeling or recipe requirements, special packaging needs, frequent delivery schedules and can tailor pricing and promotional programs in coordination with customer programs.

Competition

                    Our business is highly competitive. In our fresh-cut produce business we compete against large national processors, including Dole, Del Monte, Taylor Farms and the Fresh Express Division of Chiquita Brands International, regional processors and local store based or local processors, commonly referred to in our industry as “chop shops.” The national processors typically have production facilities on the West Coast near the farms that grow much of the produce that they process. We believe that the national processors may enjoy cost advantages in buying produce. They have significantly greater financial and human resources and, in some cases have established, or are seeking to establish, regional processing facilities outside the West Coast to move closer to their customers. We compete successfully with these processors based upon the quality and freshness of our product, our ability to have speedy delivery within our primary market area and our ability and willingness to configure and package our product to meet the needs of our customers. We compete with our regional processor competitors on the same basis, but also on price. Price and quality are also particularly important in our competition with chop shops. If we and other regional competitors increase our market share, the major national processors may offer special pricing promotions aimed at retaining business or seek to acquire regional processors in order to supply a fresher product to local markets and gain the other advantages of a local presence. We believe that we can successfully compete with all categories of competition.

                    In our refrigerated prepared salad business we compete with Reser’s, which we believe to be the largest company in the deli salad business, and Orval Kent Food Company. We believe we compete successfully on the basis of the quality of our products, customer service and record for frequent, on-time, delivery.

                    We believe that we have a number of competitive strengths that in combination contribute to our ability to compete with major national and regional processors of fresh-cut produce and refrigerated prepared salads, particularly:

•

Frequent deliveries. We deliver our perishable and short shelf life products three or more times per week. Our frequent deliveries coupled with our assistance to customers on how to handle our products on a “first in – first out” basis insure the freshness of our product to the ultimate consumer.

•	Distribution capability. We maintain a fleet of 35 trucks and 42 refrigerated trailers giving us rapid delivery capability and strong logistical control.

•

Diverse and customized products. We offer a diverse range of ready-to-eat quality products in convenient packaging types and sizes. We can also deliver customized “cut-to-order” fresh-cut produce to distributors in less than two days.

•

Single source supplier. As a single source supplier of both packaged fresh-cut salads, refrigerated prepared salads and soups, we allow customers the opportunity to consolidate their sources of supply.

•

Diverse sources of supply. We purchase raw materials from multiple suppliers in multiple geographic growing regions. In 2007, we started a program to contract directly with growers of lettuce to further ensure our supply of raw materials.

•	Broad customer base. No individual customer (or discrete purchasing unit of a consolidated national distributor) accounts for greater than 10 percent of our gross sales.

Intellectual Property

We claim rights to the following brand names and United States trademarks:

•	Fresh Fixins ™

•	Allison’s Gourmet Kitchens and Design ™

•	Vaughan Foods ™

•	Serve Fresh Kits ™

•	Wild About Food and Design ™

•	Greenlight ™

                    We believe that brand name recognition and the product quality associated with our brands are key factors in our ability to compete in the marketplace. We rely on a combination of trademark and, with respect to our proprietary recipes, trade secret law to protect our intellectual property rights. We are not currently aware of any material challenge to our ownership of our major trademarks.

Government Regulation

                    We are subject to extensive regulation by the U.S. Food and Drug Administration, the U.S. Department of Agriculture, the U.S. Environmental Protection Agency, the U.S. Department of Transportation and state and local authorities in jurisdictions where our products are processed or sold. Among other things, these regulations govern the processing, packaging, storage, distribution and labeling of our products. Our processing facility and products are also subject to periodic compliance inspections by federal, state and local authorities. We are also subject to environmental regulations governing the discharge of air emissions, water and food waste, and the generation, handling, storage, transportation, treatment and disposal of waste materials. Amendments to existing statutes and regulations, adoption of new statutes and regulations, increased production at our facility as well as our expansion into new operations and jurisdictions may require us to obtain additional licenses and permits and could require us to adapt or alter methods of operations at costs that could be substantial. Compliance with applicable laws and regulations may adversely affect our business. Failure to comply with applicable laws and regulations could subject us to civil remedies, including fines, injunctions, recalls or seizures, as well as possible criminal sanctions, which could have a material adverse effect on our business.

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

                    In 2007, in response to elevated consumer concern over food safety involving fresh produce, we initiated a pre-harvest program that focuses on the safety and quality of produce before purchase and shipment into our facilities. Since its inception, our Greenlight™ program has proven its value and has expanded considerably. This program focuses on the safety and quality of produce in the field during the growing cycle up to and including harvest and shipping. We conduct onsite surveys assessing potential sources of contamination, including well and irrigation water, animal intrusion, drainage and field condition. The program then culminates in the testing of the crop itself, prior to harvest, for disease-causing organisms. We have recently augmented the program with new, more accurate testing methodology and a broader scope of testing. To help offset costs, we are conducting the testing for other firms. The Greenlight™ program has been well received by customers as adding value and protecting brand equity.

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

Employees

                    As of December 31, 2008, we employed 452 individuals at our Moore, Oklahoma and Fort Worth, Texas facilities, of which 9 were corporate employees. None of our employees are unionized, and we do not have collective bargaining agreements with respect to any of our employees. From time-to-time, we employ additional personnel on a part-time basis in processing and manufacturing operations. We have experienced difficulties in attracting and maintaining employees and believe that our difficulties are a result of general labor shortages in Oklahoma, which we believe are exacerbated by Oklahoma State House Bill 1804, which essentially had major provisions relating to, in summary, (1) identity theft; (2) terminating public assistance benefits to undocumented residents (3) empowering state and local police to enforce federal immigration laws; and (4) punishing employers who knowingly hire illegal aliens. See Item 1A - Risk Factors.

ITEM 1A — RISK FACTORS

                    In addition to the factors discussed elsewhere in the Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition and results of operations. Additional risks and uncertainties not presently known to the Company also may impair the Company’s business operations and financial condition.

Our current financial condition could – in the future - raise substantial doubt regarding our ability to continue as a going concern.

                    The Company incurred a loss of $3.4 million in 2008, and used cash of $2.7 million and has experienced a decrease in working capital. As a result, the Company was in technical default of certain covenants contained in its revolving loan agreement with its primary lender.

                    We have taken several actions to ensure that the Company will continue as a going concern through December 31, 2009, including reductions in non-core personnel costs and discretionary expenditures. Further, the Company entered into a new revolving credit agreement subsequent to December 31, 2008. We believe that these actions will enable the Company to continue as a going concern through December 31, 2009, although there can be no assurance that these actions will be sufficient to enable us to mitigate the effects of a continued weakening economy and other external market conditions which are beyond our control.

                    Although subsequent to December 31, 2008, we were able to secure a short-term revolving, asset-based loan to replace our previous revolving credit agreement, this new facility was obtained on terms that were significantly more expensive than would be expected during times of less restrictive credit conditions. Economic conditions during this period are also exceedingly dire for most industries and most countries and economies. Therefore, there can be no assurance that we will be able to replace the new revolving credit facility when it matures in the first quarter of 2010, nor any assurance that we will be able to meet the financial covenants of the new facility. If we are unable to meet the financial covenants of the new revolving credit facility, the lender may declare the full amount outstanding immediately due and payable, and we may be unable to replace the facility, which would severely impair our liquidity and ability to meet our obligations as they become due. Furthermore, an uncured event of default could allow our lenders to sell our assets to satisfy our debt obligations and therefore create substantial doubt about the ability of the Company to continue as a going concern.

                    During the second half of 2008, management committed to undertake certain actions to improve its operating results. We increased prices to our customers during 2008 following the rapid escalation of food and transportation costs in the United States of America. However, we were unable to adjust prices quickly enough to mitigate the increases in raw material and transportation costs, which resulted in a severe adverse effect on the Company’s financial condition. During 2009, the Company will benefit from the full-year effects of its 2008 price increases and will continue to evaluate the need for additional pricing adjustments.

                    Beginning in the second quarter of 2008, and accelerating into the third and fourth quarters, we experienced increased labor costs due to excessive overtime, increased turnover and higher hourly rates due primarily to the effects of a reduced labor supply in the geographic area of our primary production plant which, we believe, was exacerbated by new legislation in the State of Oklahoma regarding immigration enforcement. We undertook several different steps to mitigate the effects of the reduced labor supply, including employing a labor services firm to staff our operations, reduce employee turnover; re-evaluate our hiring standards; engage an outside firm to assist us in recruiting and onboarding new employees, and various other initiatives. We believe that labor costs will remain higher than our recent experience due to the effects of changes in the availability of labor and in our hiring standards.

Our capital structure includes long-term indebtedness, which could limit financing and other options. Our ability to fund our operations for the next twelve months may be dependent on access to capital markets and our ability to improve our operating results.

                    As of December 31, 2008, we had total debt and capital lease obligations of $9.3 million. Our debt instruments contain certain financial covenants and if we fail to comply with these requirements, our ability to obtain additional or alternative financing may be adversely affected. Our level of indebtedness limits our ability to obtain financing because substantially all of our assets are now pledged as collateral for our existing debt. Also, our level of indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and acquisitions, and may also limit our flexibility to adjust to changing business and market conditions which could make us more vulnerable to a downturn in general economic conditions, including market conditions which include a severe contraction in the availability of credit generally, as is being experienced in the world markets, and in the United States specifically, in 2008 and 2009. Credit conditions during the last 3-4 months of 2008 and during 2009 through the issuance of this report and expected to continue for an undetermined time thereafter are, in the opinion of management, as restrictive as any time in at least the last 50 years. The credit crisis, coupled with tumbling home and stock prices, has produced a paralyzing fear that has engulfed the United States. A freefall in business activity has occurred and is continuing. The United States – and much of the world – is currently trapped in a vicious negative-feedback cycle. Fear has led to business contraction, which has led to even greater fear. And the cycle continues. These conditions affect substantially all businesses, but are most impactful on small businesses with limited capital.

                    The adequacy of our liquidity depends not only on our access to capital but also on our ability to achieve improvements in our operating results by effectively implementing price adjustments to our customers, controlling our input costs in a challenging economy and staffing our operations with employees at labor rates that will fit our business model.

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

A further worsening of the economy in the United States of America could materially, adversely affect our business.

                    Our revenues and performance depend significantly on consumer confidence and spending, which have recently deteriorated due to current worldwide economic weaknesses. This economic downturn and decrease in consumer spending may adversely affect our revenues, ability to market our products, or otherwise implement our business strategy. Although our food products are sold to a variety of users from upscale restaurants to quick service restaurants to grocery stores, changes in consumer spending as a result of the economic downturn could have an effect on the sales of our products. If legislative actions recently taken to enhance the economy by the government of the United States of America fail, or if the current economic situation deteriorates further, our business could be negatively impacted.

                    The economic factors present in the United States of America have caused some customers to be less profitable and increased our exposure to credit risk. Current credit markets are highly volatile, and some of our customers may be highly leveraged. A significant adverse change in the financial and/or credit position of a customer could require us to assume greater credit risk relating to that customer and could limit our ability to collect receivables. This could have an adverse impact on our results of operations and financial condition, including our liquidity.

Financial difficulties of foodservice and retail customers due to the economic downturn may adversely affect our revenues, costs and collections.

                    As the economic malaise continues and possibly deepens, collectibility of receivables from our customers may be adversely affected, causing an increase in aged receivables and/or a reduced collection rate. Our margins and cash flow could be adversely affected if we are unable to collect our account receivable. In addition, the economic downturn could adversely affect the financial condition of our customers or impair their ability to continue to operate during a recessionary period, which would decrease our revenues, earnings and cash flows unless we are able to replace any lost business.

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

                    Our ability to process and distribute our products depends, in large part, on the availability and affordability of fresh produce. The prices for high quality fresh produce can be volatile and supplies may be restricted due to weather, plant disease and changes in agricultural production levels. The amount and quality of available produce can vary greatly from season to season, or within a season, and our suppliers may not be able to meet their contractual obligations, particularly during periods of severe shortages. Limitations of supply, or the poor quality of produce available under our season-long contracts, could force us to buy produce on the open market during periods of rapid price increases, thus significantly increasing our costs. We can sometimes pass these higher costs on to customers, but a number of factors, including price increases that are faster or more severe than we anticipate may result in cost increases that we are not able to fully recover. We were particularly adversely affected during the second quarter of 2006 when adverse growing conditions in Southern California reduced the supply of lettuce at a time when alternative supplies from other growing regions were not yet available and forced us to buy lettuce on the open market during a period of rapidly rising prices. We maintained customer goodwill by continuing to supply them with lettuce under our sale and supply contracts, though at a cost of significantly reduced gross profit and overall losses. We experienced adverse market conditions again in October 2007 for a period of three weeks, when our cost to purchase lettuce increased approximately $392,000. We were able to pass a portion of the increased cost on to our customers, partially offsetting the increased cost by $234,000. During 2008, our cost of raw materials increased dramatically due to increased commodity cost of corn, wheat and soybean oil driven by demand for these commodities for their use as alternative fuels. We also experienced higher costs related to our lettuce raw materials, primarily due to the quality of lettuce during the last quarter of 2008. Poor quality of raw materials causes excessive trimming of the product and lower yields resulting in higher labor and raw material costs. Although we adjusted our pricing to our customers, we were unable to implement the price adjustments timely and at levels required to protect our margins. We expect that such conditions will recur from time to time and may have an adverse effect on our operating results when and if they do occur. Since pricing is driven primarily by market conditions, we can provide no assurance that we will be able to implement timely price increases to our customers to maintain our historical margins.

Increases in input costs, such as packaging materials and fuel costs, could adversely affect our financial condition and operating results.

                    The costs of fuel and packaging materials have varied widely in recent years and most significantly during 2008. Rapid spikes in fuel costs, coupled with our inability to timely pass the costs on to our customers caused an adverse affect on our financial position and the results of our operations during 2008. Future increases in these costs may cause additional adverse affects on our results of operations and financial condition.

A material disruption at our processing plant could seriously harm our financial condition and operating results.

                    We process a majority of our products at our Moore, Oklahoma plant. Since we do not have operations elsewhere which could support our current volume of processed products, a material disruption at this plant would seriously limit our ability to deliver products to our customers. Such disruption could be caused by a number of different events, including: maintenance outages; prolonged power failures; equipment failure; a chemical spill or release; widespread contamination of our equipment; fires, floods, tornadoes, ice storms, earthquakes or other natural disasters; or other operational problems. Any of these events would adversely affect our business, results of operations and financial condition. In April 2006 we had to shut down the plant for 2 ½ days due to an ammonia leak. We estimate that this occurrence cost us $200,000 in expenses and lost earnings.

A material decline in the demand for fresh-cut salads, or in the consumption of refrigerated prepared foods, would have a material adverse effect on our business, financial condition and operating results.

                    The food industry is subject to changing consumer trends, demands and preferences. Medical studies detailing the healthy attributes of particular foods affect the purchase patterns, dietary trends and consumption preferences of consumers. From time to time, weight loss and control plans that emphasize particular food groups have been popular and have affected consumer preferences. Adverse publicity relating to health concerns and the nutritional or dietary value of our products could adversely affect consumption and, consequently, demand for our products. In addition, since a substantial portion of our operations consist of the production and distribution of processed food products, a change in consumer preferences relating to processed food products or in consumer perceptions regarding the nutritional value of processed food products could significantly reduce our sales volume. A reduction in demand for our products caused by these factors would have a material adverse effect on our business, results of operations and financial condition.

Competition in our industry is intense and we may not be able to compete successfully. The inability to compete successfully could lead to the failure of our business.

                    The food processing industry is intensely competitive. In the fresh-cut produce business we compete against large national processors, many with production facilities near farms that grow much of the produce supplying the United States markets, regional processors and chop shops. Many of the national processors have substantially greater financial and other resources than we do and some may enjoy cost advantages in buying raw materials. If we and other regional competitors increase our market share, the major national processors could respond by offering special pricing promotions aimed at retaining business or seek to acquire or build regional processing capacities, any of which could hamper our existing business and market share, adversely affecting our results of operations and financial condition.

                    In the refrigerated prepared salad business we compete against the largest company in this business and smaller regional processors. We believe that our principal competitor has substantially greater financial and other resources than we do. We expect similar competition in other markets in which we may seek to expand. If we cannot compete successfully against our competitors we will not be able to grow and expand our business and may not, if our competitive failures are severe enough, be able to continue in operation.

Managing our growth may be difficult and our growth rate may decline, which may expose us to the risk that we cannot meet our obligations or service our indebtedness. If we cannot compete successfully against our competitors we will not be able to grow and expand our business and may not, if our competitive failures are severe enough, be able to continue in operation.

                    We have rapidly expanded our operations since 2000. This growth has placed, and continued growth will continue to place, significant demands on our administrative, operational and financial resources. There can be no assurance that this growth or the current rate of growth will continue. However, to the extent that our growth continues at a high rate, we expect it to place a significant demand on our managerial, administrative, operational and financial resources. Our future performance, results of operations and financial condition will partially depend on our ability to successfully implement enhancements to our business management systems and to adapt those systems as necessary to respond to changes in our business. Similarly, our growth has created a need for expansion of our facilities and processing capacity. If our growth exceeds previous rates and we near maximum utilization of our facility or maximize our processing capacity, operations may be constrained, which could adversely affect our operating results, unless the facility is expanded, volume is shifted to another facility, or additional processing capacity is added. Conversely, as we add additional facilities or expand existing operations or facilities, excess capacity may be created. Any excess capacity would add to our overhead burden and also create inefficiencies which would adversely affect our operating results. We can provide no assurance that we will be able to successfully implement our growth plan. If our plan is not successful, we will have incurred significant obligations and ongoing expenses, which we may not be able to service from our existing cash flow. If we cannot service our debt from our then-existing cash flow and if we cannot obtain additional financing to service that debt we would be forced to curtail or terminate operations.

Force majeure events, such as terrorist attacks, other acts of violence or war, political instability and health epidemics may adversely affect us.

                    Terrorist attacks, war, and political instability, along with health epidemics, may disrupt our ability to generate revenues. These events may negatively affect our ability to maintain revenue, develop new business relationships, disrupt our supply chain, or impair our ability to deliver our products, which could materially adversely affect our net revenues or results of operations. Any of these events may also disrupt financial markets and precipitate a decline in the price of our common stock.

Our business operations could be disrupted if our information technology systems fail to perform adequately.

                    The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches, viruses and similar catastrophes. Any such damage or interruption could have a material adverse effect on our results of operations and financial condition.

The company may not properly execute, or realize anticipated cost savings or benefits from, its Enterprise Resource Planning (“ERP”) or other initiatives.

                    The Company is currently in the process of implementing a company-wide Enterprise Resource Planning (ERP) system. The Company’s success, and perhaps very survival in 2009, is going to be substantially dependent upon properly executing, and realizing cost savings or other benefits from, its ERP initiative. This initiative is primarily intended to make the Company more efficient in the manufacture and distribution of its products, which is necessary in the Company’s highly competitive industry, as well as enhance the Company’s internal accounting and operating controls. This initiative is complex, and a failure to implement it properly may, in addition to not meeting projected cost savings or benefits, result in an interruption to the Company’s sales, manufacturing, logistics, customer service or accounting functions. Any of these results could have a material adverse effect on the business and financial results of the Company.

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

Seizure of our workers, strikes, changes in immigration law or increased labor costs could adversely affect our business.

                    As of December 31, 2008, we had 452 employees, none of whom are unionized. We believe that a substantial number of our production employees are immigrants. Though we require all employees to provide documentation showing that they can be legally employed in the United States of America, some of our employees may have, without our knowledge, provided improper documentation. Improperly documented employees can be subject to seizure and deportation. Various immigration reform bills have been introduced to the U.S. Congress within the last few years, and we cannot accurately predict the effect, if any, on our work force of any immigration reform actions that may become law. Effective November 1, 2007, Oklahoma State House Bill 1804 (“HB 1804”) became law making it illegal for any person or organization to knowingly harbor or transport undocumented immigrants. HB 1804 contains major provisions relating to, in summary, (1) identity theft, (2) terminating public assistance benefits to undocumented residents, (3) empowering state and local police to enforce federal immigration laws, and (4) punishing employers who knowingly hire undocumented immigrants. Our responsibilities under this bill increased on July 1, 2008, as we were required to utilize an electronic verification process, commonly referred to as E-Verify, provided by the Department of Homeland Security in partnership with the Social Security Administration, that enables us to electronically verify the employment eligibility of prospective employees. E-Verify substantially reduces the risks of hiring undocumented immigrants. Several challenges have been made to the requirement for employers to use E-Verify and we are unable to predict the ultimate outcome of these challenges and what legislation or court rulings may ultimately prevail. However, in anticipation that E-Verify will ultimately be required for employers, and to provide assurance to us that we are not hiring undocumented immigrants, we continue to utilize E-Verify for all new employees.

                    Beginning in the second quarter of 2008, and accelerating into the third and fourth quarters, we experienced significant difficulties in maintaining an adequate workforce to run our operations and produce our products. We frequently failed to fulfill our customer orders and deliver our customer orders timely. We believe that our difficulties were a result of general labor shortages in Oklahoma, which were exacerbated by new legislation in the State of Oklahoma regarding immigration enforcement. Although we have undertaken several different steps to mitigate the effects of the reduced labor supply, including employing a labor services firm to staff our operations, reduce employee turnover and lower the labor costs; re-evaluate our hiring standards; engage an outside firm to assist us in recruiting and onboarding new employees, and various other initiatives to mitigate the labor issues experienced in 2008, we cannot provide any assurance that we will be able to maintain a stable workforce or that we be able to avoid any of the types of labor issues that we experienced in 2008, whether due to economic conditions, law or other external factors. Any material labor disruption, as a result of seizure of our workers, strikes, changes in immigration law, other external factors, or significantly increased labor costs resulting from any of these factors, could have a material adverse effect on our results of operations and financial condition.

We depend upon the continued services of certain members of our senior management team, without whom our business operations would be significantly disrupted.

                    Our success depends, in part, on the continued contributions of our executive officers and other key employees. Our management team has significant industry experience and would be difficult to replace. We believe that the expertise and knowledge of these individuals in our industry, and in their respective fields, is a critical factor to our continued growth and success. The loss of the services of any of these individuals could have a material adverse effect on our results of operations, financial condition and prospects if we are unable to identify a suitable candidate to replace any such individual.

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

The consolidation of and market strength among our retail and food-service customers may put pressure on our operating margins.

                    In recent years, the trend among our retail and foodservice customers, such as foodservice distributors, has been toward consolidation. These factors have resulted in increased negotiating strength among many of our customers, which has and may continue to allow them to exert pressure on us with respect to pricing terms, product quality and the introduction of new products. To the extent our customer base continues to consolidate, competition for the business of fewer customers may intensify. If we cannot continue to negotiate favorable contracts, whether upon renewal or otherwise with these customers, implement appropriate pricing and introduce new product offerings acceptable to our customers, or if we lose our existing large customers, we could experience a material adverse effect on our results of operations and financial condition.

The loss of a major customer could adversely impact our business.

                    We have supply arrangements with two certain distributors, representing 12 percent and 10 percent of our revenues. Both distributors are composed of numerous discrete purchasing units, such that no individual purchasing unit of either distributor represents greater than 4 percent of revenues. However, a change in either of these customer relationships could adversely affect our consolidated financial position, results of operations and cash flows.

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

                    Achieving the benefits of acquisitions depends on the timely, efficient and successful execution of a number of post-acquisition events, including integrating the business of the acquired company into our purchasing programs, distribution network, marketing programs and reporting and information systems. We may not be able to successfully integrate the acquired company’s operations or personnel or realize the anticipated benefits of the acquisition. Our ability to integrate acquisitions may be adversely affected by many factors, including the relatively large size of a business and the allocation of our limited management resources among various integration efforts. The integration of acquisitions may also require a disproportionate amount of our management’s time and attention and distract our management from running our historical businesses.

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

                    Due to changes in certain accounting principles in the United States of America, acquisitions of other business would require us to charge acquisition-related expenses against our earnings as those expenses are incurred and no longer capitalized as part of the acquisition price. Accordingly, our earnings would be reduced for a period of time prior to and at the time of the acquisition, possibly materially, merely by virtue of having acquired another business, regardless of how the acquired business performs.

If we fail to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, we may have material misstatements in our financial statements and we may not be able to report our financial results in a timely manner. Additionally, failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and stock price.

                    As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), the SEC adopted rules requiring us, as a public company, to include a report of management on our internal controls over financial reporting in our annual report on Form 10-K and quarterly reports on Form 10-Q that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of 2009. If, during any year, our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with SOX Section 404. Failure to maintain an effective internal control environment could have a material adverse effect on our stock price. In addition, there can be no assurance that we will be able to remediate material weaknesses, if any, that may be identified in future periods.

The market price of our common stock may fluctuate significantly for reasons beyond our control and potentially unrelated to our performance.

          The market price and marketability of our common stock may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include the following, among other things:

•	price and volume fluctuations in the equity markets from time to time, which are often unrelated to the operating performance of particular companies;

•	significant volatility in the market price and trading volume of shares of food companies, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies;

•	changes in our earnings or variations in our operating results;

•	operating performance of companies comparable to us;

•	general economic trends and other external factors;

Our Shares are Thinly Traded and May Not be Readily Marketable

                    Our shares are not widely traded, and daily trading volume is generally very low compared with most publicly-traded companies. As a result, you may not be able to readily resell your shares in the Company.

We May Not Continue to Meet the Requirement for Listing on NASDAQ or on any Established Exchange

                    We may not continue to meet the minimum requirements for listing on NASDAQ or on any established exchange and, as a result, you may not be able to readily resell your shares in the Company. The Company maintains no obligation to seek or to obtain a listing on a national market.

A significant percent of our outstanding voting stock is held by a concentrated number of investors.

                    A majority of our outstanding voting stock is held by a limited number of investors. As a result, the decision of relatively small number of stockholders could have a substantial impact on the trading price of our stock.

                    Our Chairman and Chief Executive Officer and our President and Chief Operating Officer together control approximately 42 percent of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert significant influence, as a practical matter, on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. These individuals serve on our board of directors. As a result, this concentration of ownership and representation on our board of directors and management may delay, prevent or deter a change in control, could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets and might reduce the market price of our common stock.

ITEM 1B — UNRESOLVED STAFF COMMENTS

                    None.

ITEM 2 — PROPERTIES

                    Our principal executive office is located at 216 N.E. 12th Street, Moore, Oklahoma in a 156,238 square foot office, plant and cold storage facility which we own. We also own and operate a processing facility in Fort Worth, Texas and lease refrigerated warehouse space near our Moore, Oklahoma facility.

ITEM 3 — LEGAL PROCEEDINGS

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

ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None.

PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

                    Our common stock began trading on the NASDAQ Capital Market with the ticker symbol “FOOD” on July 30, 2007 with an opening price of $5.00 per share. Prior to July 30, 2007, and following effectiveness of our registration statement for our initial public offering on June 27, 2007, our common stock traded as a component of a unit (“FOODU”) combined with two warrants which became seperately tradable on July 30, 2007 under the symbols “FOODW” and “FOODZ”. Additional information on the Company’s warrants may be found in our S-1/A filing with the Securities and Exchange Commission, filed June 6, 2007, and made effective on June 27, 2007. The following table sets forth for the periods indicated the high and low sales prices of our common stock on the Nasdaq Capital Market:

	High	Low

Year Ended December 31, 2008:
Fourth Quarter	$1.40	$0.39
Third Quarter	2.50	0.90
Second Quarter	2.65	1.90
First Quarter	3.84	1.80

Year Ended December 31, 2007:
Fourth Quarter	$4.62	$2.50
Third Quarter	6.05	3.75

The following table sets forth for the periods indicated the high and low sales prices of our Class A warrant on the Nasdaq Capital Market:

	High	Low

Year Ended December 31, 2008:
Fourth Quarter	$0.50	$0.10
Third Quarter	0.15	0.10
Second Quarter	0.48	0.12
First Quarter	0.40	0.10

Year Ended December 31, 2007:
Fourth Quarter	$0.72	$0.11
Third Quarter	0.79	0.05

The following table sets forth for the periods indicated the high and low sales prices of our Class B warrant on the Nasdaq Capital Market:

	High	Low

Year Ended December 31, 2008:
Fourth Quarter	$0.20	$0.03
Third Quarter	0.20	0.03
Second Quarter	0.75	0.07
First Quarter	0.50	0.13

Year Ended December 31, 2007:
Fourth Quarter	$0.75	$0.16
Third Quarter	0.65	0.40

                    As of February 17, 2009, we had 26 holders of record of our common stock, although we believe that there are a larger number of beneficial owners. Information regarding securities authorized for issuance under our equity compensation plan will be included under Item 12 (See Part III).

                    Our transfer agent as of December 31, 2008 was Continental Stock Transfer & Trust Company.

                    The Company has not paid a cash dividend on its common stock since becoming publicly traded. Management anticipates that, for the foreseeable future, any earnings will be retained for use in the business. Accordingly, management does not anticipate the payment of cash dividends in the forseeable future.

Recent Sales of Unregistered Securities

                    In the last three years, we sold the following unregistered securities:

•

In September 2006 we sold $2.0 million aggregate principal amount of our 10% secured subordinated promissory notes due June 30, 2007. The 18 accredited investors also received, in the aggregate, the right to receive $1.125 million of units in our public offering based on the initial public offering price per unit.

•

In August 2006 we issued to Paulson Investment Company, an unsecured promissory note in the aggregate principal amount of $1.0 million, bearing interest at 10% per annum. The original principal amount and accrued interest was repaid on January 24, 2008.

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

Stock Option Awards

          The Company intends to file a registration statement on Form S-8 with the Securities and Exchange Commission registering the Common Stock issuable under the terms of the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended (the “Plan”) before any options issued under the Plan are exercisable. Information regarding securities authorized for issuance under our equity compensation plan will be included under Item 12 (See Part III).

Use of Proceeds from Registered Securities

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

                    We have used the proceeds of our initial public offering as follows:

Use of Proceeds	Amount	Percentage

Acquisition of Allison’s	$1,500,000	13.4%
Payment of short-term borrowings incurred in connection with expansion of the existing facility	2,000,000	17.9%
Repayment of debt, excluding accrued interest	2,821,304	25.3%
Repayment of non-secured promissory note	1,000,000	8.9%
Working capital	3,858,457	34.5%

Total	$11,179,761	100.0%

                    On January 24, 2008, we repaid the $1.0 million 10 percent non-secured promissory note and accrued interest with amounts held as temporary investments on December 31, 2007.

ITEM 6 – SELECTED FINANICAL DATA

                    The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as presented in Item 7. The consolidated statements of operations data for each of the five-year periods and the consolidated balance sheet data dated December 31, 2008 and 2007 are derived from our financial statements which have been audited by Cole & Reed, P.C., certified public accountants. Historical results are not necessarily indicative of future results.

		Year Ended December 31,

Consolidated statements of operations data: (in thousands)	2008	2007	2006	2005	2004

Net Sales	$91,852	$67,173	$51,277	$44,730	$36,133
Cost of Sales	86,778	60,491	47,557	40,203	31,614

Gross profit	5,074	6,682	3,720	4,527	4,519
Selling, General and administrative expenses	9,761	6,213	4,005	4,206	3,697

Income (loss) from operations	(4,687)	469	(285)	321	822
Interest expense	(833)	(2,072)	(1,617)	(1,106)	(496)
Other income (expense)	(20)	490	390	384	208

Income (loss) before provisions for taxes	(5,540)	(1,113)	(1,512)	(401)	534
Income tax expense (benefit)	(2,177)	(207)	(307)	(160)	192

Net income (loss)	$(3,363)	$(906)	$(1,205)	$(241)	$342

Net income (loss) per share	$(0.73)	$(0.26)	$(0.52)	$(0.10)	$0.15
Weighted average number of shares outstanding - basic and diluted	4,623	3,462	2,300	2,300	2,300

Consolidated balance sheet data: (in thousands)	December 31, 2008	December 31, 2007

Current assets	$9,086	$11,684
Working capital (deficit)	(5,062)	1,578
Total assets	29,484	30,447
Total current liabilities	14,148	10,106
Total long-term liabilities	8,124	9,693
Stockholders’ equity (deficiency)	7,212	10,648

ITEM 7 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking Statements

                    Certain written and oral statements set forth below or made by the Company with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion and marketing strategies of the Company, industry projections or forecasts, the impact on our financial statements of inflation, legal action, future debt levels, sufficiency of cash flow from operations and borrowings and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:

•	Our future operating results and the future value of our common stock;

•	our ability to obtain financing to fund our operations;

•	whether our assumptions turn out to be materially correct;

•	our ability to attain such estimates and expectations;

•	our ability to execute our strategy;

•	further material changes in market conditions in any industry, including the economic state of the food industry;

•	the effects of, or further material changes in, economic and political conditions in the United States of America and the markets in which we serve;

•	our ability to reasonably forecast prices of the commodities we purchase;

•	our ability to timely forecast and meet customer demand for fresh-cut salads and refrigerated prepared salads;

•	our ability to respond to changing consumer spending patterns; and

•	our ability to attract and retain quality employees and control our labor costs.

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

General

                    We are an integrated processor and distributor of value-added, refrigerated foods. We are uniquely able to distribute fresh-cut produce items along with a full array of value-added refrigerated prepared foods multiple times per week. We sell to both food service and retail sectors. Our products consist of fresh-cut vegetables, fresh-cut fruits, salad kits, prepared salads, dips, spreads, soups, sauces and side dishes.

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

Allowance for Credit Losses. The allowance for credit losses is based on various factors including among other things, (a) our assessment of the collectibility of specific customer accounts, (b) our macro assessment of political and economic risks, (c) the overall aging of our accounts receivable portfolio, and (d) the effects each of these and other factors have on the consolidated portfolio. If there is a change in a customer’s creditworthiness or actual defaults differ from our historical experience, our estimates of recoverability of amounts due us will be affected. We continually monitor customer accounts for indications of a customer’s inability to pay. Our recent losses on charged-off accounts have not been material.

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

Income taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either (a) the generation of future taxable income during the periods in which those temporary differences become deductible, or (b) the carryback of losses to recover income taxes previously paid during the carryback period. As of December 31, 2008, we have net operating loss carryforwards of $8.0 million, representing a deferred tax asset of $3.0 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $867,000 of which we have elected to provide a realizability allowance of $779,000, resulting in a net carrying amount of $88,000. If unused, the credits will commence expiring on December 31, 2021.

Stock-Based Compensation. We account for stock based compensation in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to determine the fair-value of stock option awards. We have awarded stock options to employees, executive officers, directors and certain consultants.

Comparison of 2008 and 2007

We recorded a net loss of $3.4 million, or $0.73 per share during 2008, compared to a net loss of $906,000 or $0.26 per share during 2007. Increases in the price of crude oil over the last two years caused an increase in consumption of alternative fuels derived from grains during 2008. Demand for alternative fuels caused higher demand for grains such as corn and wheat. Also affected by the shift to alternative fuels due to the demand for farmland and feed for cattle were dairy prices and other commodities such as soybeans. With wheat, corn and soybeans at or near historical highs, the move by farmers to convert available acreage to grain production over vegetables was a significant factor affecting the price of our input commodities in 2008. The result of the increased demand on these commodities combined with the higher fuel cost of inbound freight of raw materials and outbound freight of finished goods, significantly increased the cost of food products in the United States of America, but particularly in our business. Our operating results were directly and adversely affected by these increasing costs as commodity food products constitute raw materials used in our products.

Net sales. Net sales increased $24.7 million in 2008 to $91.9 million from $67.2 million in 2007. We shipped 13.5 million greater pounds of product during 2008 compared to 2007. The increased poundage shipped represented $10.3 million in higher revenue from sales to new customers and increased sales to existing customers. The acquisition of Allison’s in 2007 increased comparable 2008 sales by $10.6 million. We also increased prices to our customers in 2008 to mitigate the effects of increased raw material and transportation costs resulting in $3.8 million in additional revenue. Price increases to our customers were not adequate for us to mitigate the aforementioned cost increases and did not enable us to protect our margins. Pricing adjustments cannot always be made timely to compensate for cost changes, due to contractual arrangements, logistical issues, market forces and for other reasons. We had also assumed that commodity cost spikes were going to be mild in severity and short term in nature. We also believed that our customers would not readily accept large price increases due to what was expected to be mild, temporary changes in input costs. For these reasons, most of our price increases were not implemented in time to mitigate the significant and rapid increases in raw material and transportation costs. In summary, we did not react to the changing market conditions and protect margins, which resulted in a punishing effect on our results of operations and our financial condition. During 2009, we expect that our average revenue per pound of product sold will benefit from the full-year effects of our 2008 pricing adjustments.

Gross profit. Our gross profit percentage was 5.5 percent in 2008 or $5.1 million compared to 9.9 percent or $6.7 million in 2007. We paid $13.9 million more for raw material food products and $4.2 million more for packaging materials in 2008. The year 2008 was almost a perfect storm, as far as input costs were concerned, adversely affecting our gross margins and our profitability. All major costs went the wrong direction – due almost entirely to external factors outside our control. We also did not react as well as we could have to these factors. Higher than expected inbound freight costs – caused primarily by much higher diesel fuel prices – also increased the cost of our raw materials.

Our prepared foods business experienced cost of food increases during 2008 as the cost of basic food commodities such as wheat, corn and soybeans experienced much higher than anticipated levels of demand due, we believe, to the diversion of their use from foodstuffs to alternative sources of fuel.

Our fresh-cut vegetable business also experienced higher raw material input costs due primarily to poor growing conditions for lettuce, which resulted in high instances of inferior quality raw materials. The substandard lettuce required additional labor for trimming and also reduced our raw material yields, which resulted in a higher costs per pound of finished product.

We paid $3.2 million more for production labor in our facilities. The State of Oklahoma enacted immigration enforcement legislation with passage of House Bill 1804. Beginning in the second quarter of 2008, and accelerating into the third and fourth quarters, we experienced difficulties in maintaining an adequate workforce to run our operations and produce our products. At times, we failed to meet expectations in order fulfillment and deliveries. We believe that our difficulties were a result of general labor shortages in Oklahoma, which were exacerbated by new legislation in the State of Oklahoma regarding immigration enforcement. Although we have undertaken several different steps to mitigate the effects of the reduced labor supply, including employing a labor services firm to staff our operations, reduce employee turnover and lower the labor costs; re-evaluate our hiring standards; engage an outside firm to assist us in recruiting and onboarding new employees, and various other initiatives to mitigate the labor issues experienced in 2008, we cannot provide any assurance that we will be able to maintain a stable workforce or that we will be able to avoid any of the types of labor issues that we experienced in 2008, whether due to economic conditions, law or other external factors.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased to $9.8 million in 2008 compared to $6.2 million in 2007. The acquisition of Allison’s represents $1.8 million of the increase. We increased our administrative salaries by $0.8 million with personnel additions aimed at strengthening our management team. We increased our sales salaries and commissions by $0.3 million in connection with strengthening our sales efforts to support continued growth in the markets we serve. We incurred an increase in auditing, legal and consulting expenses of $0.4 million, primarily in connection with operating as a public company for an entire year in 2008, compared to a partial year in 2007. We increased general expenses including office and computer supplies, travel and meals and entertainment by $0.3 million.

Other income and expense. Other income and expense amounted to a net expense of $853,000 in 2008 compared to a net expense of $1,582,000 in 2007. Prior to our acquisition of Allison’s we collected rents from Allison’s for use of our manufacturing facility. Rents collected prior to June 30, 2007 are recognized as rent income; subsequent to the acquisition, those rents are eliminated in our consolidated statements of operations. We had a net loss on sale of assets in 2008 of $57,000 compared to a net gain on sale of assets in 2007 of $102,000. The loss in 2008 was due primarily to the sale of transportation equipment compared to a gain on sale of the company airplane of $123,000, partially offset by a loss on the sale of property in 2007. Interest income decreased $131,000 in 2008 compared to 2007 due to our consumption of cash to fund losses in our operations.

Interest expense decreased to $0.8 million in 2008 compared to $2.1 million in 2007. The decrease in interest expense is due to our retirement of indebtedness of $4.8 million with use of proceeds from the initial public offering during the third quarter of 2007. In the first quarter of 2008 we retired a $1.0 million note payable to the lead underwriter for the Company’s initial public offering.

Income tax expense (benefit). We recognized an income tax benefit of $2.2 million in 2008 attributable to an operating loss. We recognized an income tax benefit of $207,000 in 2007 attributable to an operating loss partially offset by amortization of equity transactions, which represents a permanent difference in tax and book income amounts.

Comparison of 2007 and 2006

We recorded a net loss for 2007 of $906,000 or $0.26 per share compared to a net loss of $1,205,000 or $0.52 per share in 2006. In 2007, we successfully completed our initial public offering and acquisition of Allison’s. We incurred additional administrative expenses as a result of operating as a public company, most of which are recurring. Operating results were adversely affected by a settlement with a supplier of $200,000 in the second quarter and by excessive raw material costs of $158,000 related to production of our lettuce products in the fourth quarter.

Net sales. Net sales increased $15.9 million in 2007 to $67.2 million from $51.3 million in 2006. Our acquisition of Allison’s represented $12.9 million or 81 percent of the increase. The amount of credit memos processed for returns of lettuce decreased in 2007 compared to 2006 due primarily to higher quality raw materials available in 2007. Our fresh-cut vegetable business shipped 4.4 million fewer pounds of product in 2007 compared to 2006. The decline in pounds shipped was substantially all in the lettuce category, as demand for lettuce decreased in 2007 as a result of public concern over lettuce-borne pathogens.

Gross profit. Our gross profit percentage was $6.7 million or 9.9 percent in 2007 compared to $3.7 million or 7.3 percent in 2006. The inclusion of Allison’s due to acquisition increased our gross margin from 8.8 percent to 9.9 percent in the 2007. The increase in gross margin excluding Allison’s was due to overall higher prices resulting primarily from changes in product mix, and production efficiencies in both labor and raw material costs resulting from higher quality raw materials. Labor cost efficiencies resulted from higher quality raw material due to less time required to handle and trim the raw materials. Fuel costs during 2007 and 2006, related to our inbound delivery of raw materials and outbound delivery of finished goods to our customers, were at higher levels than experienced historically.

Selling, general and administrative expenses. Our selling, general and administrative expenses amounted to $6.2 million or 9.2 percent of net sales in 2007 compared to $4.0 million or 7.8 percent of net sales in 2006. The acquisition of Allison’s represented $1.4 million of the increase. General and administrative expenses including administrative salaries, legal and consulting fees, directors and officers insurance and travel expenses increased due to operating as a public company by $1.0 million. These increased expenses will be recurring as we continue to operate as a public company. We experienced a decrease in salesperson salaries and commissions of $0.2 million in 2007 due to a reduction in commission rates and the addition of noncommissioned customers.

Other income and expense. Other income and expense amounted to a net expense of $1,582,000 in 2007 compared to a net expense of $1,227,000 in 2006. The increase was due to an increase in interest expense of $455,000, a decrease in rent expense of $119,000, partially offset by an increase in interest income of $114,000 and a gain on sale of the company airplane of $123,000, partially offset by a loss on the sale of property. Prior to our acquisition of Allison’s we collected rents for use of our manufacturing facility. Subsequent to the acquisition, those rents were eliminated in our consolidated statements of operations. Our initial public offering provided cash balances which were held in short-term investments, earning interest income.

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

Liquidity and Capital Resources

                    Historically, we have financed our liquidity requirements through internally generated funds, senior bank borrowings, and the issuance of other indebtedness. On July 3, 2007 we completed our initial public offering, which improved our working capital position and allowed us to retire certain indebtedness. On December 31, 2007 we completed a $5.0 million secured bank line of credit (the “prior revolving line of credit”), due on March 31, 2010, containing loan covenants which we have not been in compliance with since June 30, 2008.

                    The Company incurred a loss of $3.4 million in 2008, and used cash of $2.7 million and has experienced a decrease in working capital of $6.6 million.

          We obtained a waiver of non-compliance with the agreement from our lender and subsequent to the execution of that waiver, availability under the prior revolving line of credit was tied to certain benchmarks of performance, such that the Company’s availability was limited to $1.0 million through December 31, 2008. The interest rate on the prior revolving line of credit was the prime rate plus 1.0 percent. There were short-term borrowings under the prior line of credit of $1.0 million and zero at December 31, 2008 and December 31, 2007, respectively.

          As of December 31, 2008, we had total debt and capital lease obligations of $9.3 million. Our debt instruments contain certain financial covenants and if we fail to comply with these requirements, our ability to obtain additional or alternative financing may be adversely affected. Our level of indebtedness limits our ability to obtain financing because substantially all of our assets are now pledged as collateral for our existing debt. Also, our level of indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and acquisitions, and may also limit our flexibility to adjust to changing business and market conditions which could make us more vulnerable to a downturn in general economic conditions, including market conditions which include a severe contraction in the availability of credit generally, as is being experienced in the world markets, and in the United States specifically, in 2008 and 2009.

          Credit conditions during the last half of 2008 and during the first quarter of 2009, and expected to continue for an undetermined time thereafter, are as restrictive as any time in at least the last 50 years. The credit crisis, coupled with tumbling home and stock prices, has produced a paralyzing fear that has engulfed the United States. A freefall in business activity has occurred and is continuing. The United States – and much of the world – is currently trapped in a vicious negative-feedback cycle. Fear has led to business contraction, which has led to even greater fear - and the cycle continues. These conditions affect substantially all businesses, but are most impactful on small businesses with limited capital, such as the Company.

          Despite the dreadful economic conditions we are facing, subsequent to December 31, 2008, we were able to secure an asset-based line of credit of up to $3.0 million, secured by accounts receivable and inventories (the “new revolving line of credit”). The new revolving line of credit bears interest, floating at the Wall Street Journal Prime Rate plus 4.5 percent, and is subject to certain financial covenants, including minimum cash position and net income, measured on a monthly and quarterly basis, respectively. The new revolving line of credit matures one year from origination time. We issued 252,454 warrants to purchase common stock of the Company in connection with this financing. The 252,454 warrants represent 4.6 percent of the Company’s diluted shares outstanding. $1.0 million of the proceeds of the new revolving line of credit was used to retire the prior line of credit. Although there are no guarantees that the Company will be able to obtain additional short-term debt financing on acceptable terms or on any terms, we have taken several actions to ensure that the Company will continue as a going concern through December 31, 2009, including reductions in non-core personnel costs and discretionary expenditures.

                    Although subsequent to December 31, 2008, we were able to secure a new revolving line of credit to replace the prior revolving line of credit, this new facility was obtained on terms that were significantly more expensive than would be expected during times of less restrictive credit conditions. Economic conditions during this period are exceedingly dire for most industries and most countries and economies. Therefore, there can be no assurance that we will be able to replace the new revolving credit facility when it matures in the first quarter of 2010, nor any assurance that we will be able to meet the financial covenants of the new facility. If we are unable to meet the financial covenants of the new revolving credit facility, the lender may declare the full amount outstanding immediately due and payable, and we may be unable to replace the facility, which would severely impair our liquidity and ability to meet our obligations as they become due. Furthermore, an uncured event of default could allow our lenders to sell our assets to satisfy our debt obligations, and therefore create substantial doubt about the ability of the Company to continue as a going concern.

          Our working capital was negative $5.1 million at December 31, 2008, compared to $1.6 million at December 31, 2007. Cash provided by operating activities was $0.7 million in 2008, primarily resulting from aggressive balance sheet and working capital management. Cash used in investing activities was $2.0 million used for purchases of manufacturing equipment, upgrades to our facilities and information systems, partially offset by proceeds from a sale and leaseback of certain transportation equipment. Cash used in financing activities was $1.4 million, which consisted of repayment of long term debt and capital leases, and $1.0 million of short term borrowings. As of December 31, 2008, our current liabilities exceed our current assets, resulting in negative working captial of $5.1 million. We can provide no assurances that our actual cash requirements will not be greater than we currently anticipate.

          Our plans for 2009 to enhance and conserve our liquidity and capital resources include, among other things, (a) aggressive cost and cash management, including a moratorium on hiring of non-core personnel, compensation adjustments, and non-essential capital expenditures, (b) increased operational discipline, including the completion of the implementation of an ERP system designed to strenghten internal accounting and operational controls, and provide considerably more transparency and visibility into the business, (c) timely and adequate pricing adjustments to mitigate changes in input costs, (d) undertaking steps to mitigate the effects of spikes on certain input and commodity costs, (e) continued aggressive management of our balance sheet, capital structure and working capital, and (f) continuing to seek longer-term sources of capital, such as consideration of sales and leasebacks of real estate assets. Not all of these actions will be undertaken with equal importance, and some may not be implemented at all. Those that are implemented may not be successful in achieving our objectives.

ITEM 7A – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings or future cash flows that may result from changes in economic factors. In the normal course of business, we are exposed to market risks related to changes in interest rates and prices of our raw materials

Interest Rate Risk. We are subject to market risk from exposure to fluctuations in interest rates. Some of our debt instruments contain variable interest rates adjusted quarterly and upon date of change, and indexed by different published rates. At December 31, 2008 our revolving line of credit variable interest rate was 4.25 percent, or the prime rate plus 1.0 percent. As of December 31, 2008 there were borrowings of $1.0 million, with an additional $0.4 million reserved for issuance of standby letters of credit, for the purpose of collateralizing our self-insured workers’ compensation program and certain utility accounts. Other long-term debt, totaling $3.4 million, secured by real estate and other assets also have variable rates indexed by LIBOR and other lending institution Base Rates. A change in interest rates of 1.0 percent on our total debt outstanding at December 31, 2008, of $11.1 million would cause an increase in interest expense of $0.1 million.

Commodity Price Risks. The supply and price of fresh vegetables, fruits and other food commodities is subject to volatility due to growing seasons, the risk of crop failure, catastrophic or abnormal weather events, and other factors beyond our control. We enter into agreements (which are specific as to price and quantity within a range and are cancelable by us and the supplier upon 60 or 90 days’ notice, depending on the term of the agreement and which contain “Act of God” or Force Majeure clauses) for supply at fixed prices to provide a limited amount of ability to maintain an adequate supply of raw materials, so that we may service our customers in the event of a market shortage. Our purchase agreements may cause our purchase costs to be higher than prevailing market conditions in the event of a low market with excessive supply. In contrast, our purchase agreements may cause our purchase costs to be lower than prevailing market conditions in the event of a high market with limited supply. There can be no assurance that our suppliers will be able to fulfill our contracts or will not invoke Force Majeure clauses in our agreements in the event of a limited supply market. We may also make purchase commitments for more product than we will require over a period of time, and may have to pay our suppliers for that product for which we have made a commitment, but that we do not require.

Packaging Cost Risk. Our packaging costs are subject to market risk due to the cost of petroleum products in plastics and the paper products in our corrugated boxes. Significant increases in petroleum and paper products could increase our packaging costs.

Fuel Cost. Our business is highly dependent upon timely delivery of our products by our fleet of delivery equipment. Increases in diesel fuel prices increased our delivery costs during the last three years and more significantly during 2008. Material increases in fuel costs put us at a competitive disadvantage compared to suppliers located closer to their customers. Our diesel fuel purchases for use in our delivery equipment represent 4 percent of our total cost of sales for the year ended December 31, 2008. An increase of $1.00 per gallon of diesel fuel purchased would cause an increase in our total cost of sales of approximately $850,000 annually, or 1 percent of our net sales at our 2008 rate. Increases in diesel fuel costs included increased raw material costs for inbound freight, and our cost to deliver products to our customers.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Vaughan Foods, Inc.

We have audited the consolidated balance sheets of Vaughan Foods, Inc. and subsidiary as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vaughan Foods, Inc. and subsidiary as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of Vaughan Foods, Inc.’s internal control over financial reporting as of December 31, 2008, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Oklahoma City, Oklahoma
March 18, 2009

/s/ Cole & Reed, P.C.

Vaughan Foods, Inc.
Consolidated Balance Sheets
December 31, 2008 and 2007

	December 31

	2008	2007

Assets
Current assets:
Cash and cash equivalents	$—	$2,698,474
Accounts receivable, net of allowance for credit losses of $140,870 at December 31, 2008 and $173,561 at December 31, 2007	5,323,125	5,980,293
Inventories	3,376,180	2,846,054
Prepaid expenses and other assets	76,880	119,049
Deferred tax assets	310,266	40,264

Total current assets	9,086,451	11,684,134

Restricted assets:
Cash	287	283
Investments	561,715	708,298

Total restricted assets	562,002	708,581

Property and equipment, net	17,058,691	16,569,195

Other assets:
Loan origination fees, net of amortization	368,192	377,045
Intangible assets	107,938	714,921
Deferred tax assets, noncurrent	2,300,701	393,193

Total other assets	2,776,831	1,485,159

Total assets	$29,483,975	$30,447,069

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,960,982	$4,940,968
Disbursements in transit	1,236,264	—
Line of credit	1,000,000	—
Short-term borrowings	—	1,000,000
Note payable to former owners of Allisons Gourmet Kitchens, LP	802,500	1,000,000
Accrued liabilities	1,850,705	1,889,346
Current portion of long-term debt	1,093,974	865,062
Current portion of capital lease obligation	203,672	189,364
Amounts payable to former owners of Wild About Food	—	221,370

Total current liabilities	14,148,097	10,106,110

Long term liabilities:
Long-term debt, net of current portion	7,949,941	9,146,110
Capital lease obligation, net of current portion	94,479	297,062
Deferred gain on sale of assets	79,467	—
Amounts payable to former owners of Wild About Food, net of current portion	—	250,000

Total long-term liabilities	8,123,887	9,693,172

Stockholders’ equity:
Common stock, $0.001 par value; authorized 50,000,000 shares; 4,623,077 shares issued and outstanding at December 31, 2008 and 2007	4,623	4,623
Preferred stock, $0.001 par value; authorized 5,000,000 shares; 0 shares issued and outstanding at December 31, 2008 and 2007	—	—
Paid in Capital	12,571,302	12,563,803
Member Capital	—	80,167
Retained Earnings (deficit)	(5,363,934)	(2,000,806)

Total stockholders’ equity	7,211,991	10,647,787

Total liabilities and stockholders’ equity	$29,483,975	$30,447,069

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Consolidated Statements of Operations
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Net sales	$91,852,339	$67,173,174	$51,277,371
Cost of sales	86,778,313	60,491,310	47,557,067

Gross profit	5,074,026	6,681,864	3,720,304

Selling, general and administrative expenses	9,761,213	6,212,845	4,005,029

Operating income (loss)	(4,687,187)	469,019	(284,725)

Rent income	—	219,805	339,222
Interest expense	(833,008)	(2,071,903)	(1,616,980)
Gain (loss) on sale of asset	(57,498)	101,839	(3,931)
Interest income	37,055	168,543	54,263

Other income and expense, net	(853,451)	(1,581,716)	(1,227,426)

Net income (loss) before income taxes	(5,540,638)	(1,112,697)	(1,512,151)

Income tax expense (benefit)	(2,177,510)	(206,621)	(307,643)

Net income (loss)	$(3,363,128)	$(906,076)	$(1,204,508)

Weighted average shares outstanding - basic and diluted	4,623,077	3,461,539	2,300,000

Net income (loss) per share - basic and diluted	$(0.73)	$(0.26)	$(0.52)

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Consolidated Statements of Stockholders’ Equity
For the Year Ended December 31, 2008

						Total Stockholders’ Equity (Deficiency)
	Common Stock		Paid in Capital	Member Capital (Deficit)	Retained Earnings (Deficit)

	Shares issued	Amount

Balance at January 1, 2006	2,300,000	$2,300	$413,693	$(12,839)	$202,784	$605,938
Net income (loss)	—	—	—	(10,082)	(1,194,426)	(1,204,508)

Balance at December 31, 2006	2,300,000	$2,300	$413,693	$(22,921)	$(991,642)	$(598,570)

Issuance of common stock in connection with intitial public offering	2,150,000	2,150	11,025,283	—	—	11,027,433
Issuance of common stock in connection with bridge funding liability	173,077	173	1,124,827	—	—	1,125,000
Net income (loss)	—	—	—	103,088	(1,009,164)	(906,076)

Balance at December 31, 2007	4,623,077	4,623	12,563,803	80,167	(2,000,806)	10,647,787

Exclusion of previously consolidated variable interest entity (See Note 18)	—	—	—	(80,167)	—	(80,167)
Issuance of stock options in connection with Equity Incentive Plan (see Note 14)	—	—	7,499	—	—	7,499
Net (loss)	—	—	—	—	(3,363,128)	(3,363,128)

Balance at December 31, 2008	4,623,077	$4,623	$12,571,302	$—	$(5,363,934)	$7,211,991

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash flows from operating activities:
Net (loss)	$(3,363,128)	$(906,076)	$(1,204,508)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,821,218	2,230,089	1,724,816
Provision for credit losses	(32,691)	108,516	63,966
Loss (gain) on sale of asset	57,498	(101,839)	3,931
Stock option expense	7,499	—	—
Deferred income taxes	(2,177,510)	(206,621)	(307,643)
Changes in operating assets and liabilities, net of amounts in connection with the acquisition of Allison’s Gourmet Kitchens:
Accounts receivable	689,859	(265,124)	(310,235)
Accounts receivable - related party	—	181,042	191,423
Inventories	(530,126)	(489,440)	93,903
Disbursements in transit	1,236,264	—	—
Prepaid expenses and other assets	42,169	(14,212)	(12,093)
Accounts payable	3,020,014	(1,695,183)	1,514,968
Accounts payable, related party	—	(423,830)	69,502
Accrued liabilities	(38,641)	345,397	21,554

Net cash provided by (used in) operating activities	732,425	(1,237,281)	1,849,584

Cash flows from investing activities:
Purchases of property and equipment	(2,777,230)	(1,691,354)	(4,371,223)
Investments in Restricted assets	146,579	(111,130)	(15,893)
Proceeds from sale of assets	711,600	318,089	34,604
Distributions from restricted assets	—	250,000	1,451,564
Cash paid for acquisition of Allison’s Gourmet Kitchens, net of cash acquired	—	(1,277,589)	—
Deconsolidation of variable interest entity	(80,167)	—	—

Net cash (used in) investing activities	(1,999,218)	(2,511,984)	(2,900,948)

Cash flows from financing activities:
Cash paid for deferred public offering expense	—	—	(566,955)
Proceeds from initial public offering	—	11,594,388	—
Proceeds from line of credit	1,000,000	1,150,000	500,000
Repayments on line of credit	—	(3,876,578)	(87,716)
Payments of loan origination fees	(33,649)	(4,548)	(176,300)
Proceeds from long-term debt	—	—	90,140
Repayment of long-term debt and capital leases	(1,155,532)	(1,165,902)	(875,591)
Repayments of notes payable to former owners of Allison’s Gourmet Kitchens, LP	(197,500)	—	—
Cash paid to former owners of Wild About Food	(45,000)	(117,998)	—
Repayments of short-term borrowings	(1,000,000)	(2,000,000)	—
Proceeds from short-term borrowings	—	—	3,000,000

Net cash provided by (used in) financing activities	(1,431,681)	5,579,362	1,883,578

Net increase (decrease) in cash and cash equivalents	(2,698,474)	1,830,097	832,214

Cash and cash equivalents at beginning of period	2,698,474	868,377	36,163

Cash and cash equivalents at end of period	$—	$2,698,474	$868,377

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of capitalized interest	$904,562	$1,222,152	$1,055,446

Supplemental disclosures of noncash financing and investing activities:
Fair value of assets acquired and liabilities assumed in acquisition:
Accounts receivable	—	2,054,514	—
Inventories	—	1,724,940	—
Prepaids	—	25,044	—
Property and equipment	—	3,354,543	—
Intangible assets	—	872,569	—

Total assets acquired	—	8,031,610	—

Accounts payable and accrued expenses	—	3,770,987	—
Long-term debt and capital leases	—	1,983,034	—

Total liabilities assumed	—	5,754,021	—

Bridge funding liability retired thru issuance of common stock	—	1,125,000	—

Issuance of note payable to former owners of Allison’s Gourmet Kitchens, LP in connection with acquisition	—	1,000,000	—

Decrease in amounts payable to former owners of Wild About Food due to net loss incurred by Wild	426,370	37,412	—

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Notes to Consolidated Financial Statements
December 31, 2008 and 2007

(1)	Nature of Operations

Vaughan Foods, Inc. (the “Company”) is an Oklahoma-based specialty food processor serving customers in a multi-state region. The Company and its subsidiaries operate from processing facilities in Moore, Oklahoma and Fort Worth, Texas.

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

The December 31, 2007 consolidated balance sheet and consolidated statements of operations and statements of cash flows for the years ended December 31, 2007 and 2006 include the accounts of the Company and of Cimarron Holdings, LLC (“Cimarron”). Cimarron is owned by our current chief operating officer and a former member of management. Cimarron previously owned an airplane that was used by Company management. The Company was making the debt service payments on the liability associated with the airplane, as well as all costs of maintenance and operations. Because the Company was the primary beneficiary of Cimarron, it was considered a variable interest entity subject to Financial Accounting Standards Board Interpretation No. 46R (“FIN 46R”), and was previously consolidated by the Company in its consolidated financial statements. All significant intercompany transactions and balances have been eliminated in consolidation. Due to the sale of the airplane on December 3, 2007, the Company no longer has a beneficial interest in Cimarron, and therefore the consolidated balance sheet, consolidated statement of operations and consolidated statement of cash flows do not include the accounts of Cimarron as of December 31, 2008 and for the year then ended. See Note 19 for additional information regarding Cimarron.

On June 30, 2007, the Company acquired the net assets of Allison’s Gourmet Kitchens, LP (“Allison’s”). All of the assets and liabilities of Allison’s were assumed by the Company.

	(c)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers investments with maturities of three months or less at date of purchase to be cash equivalents.

	(d)	Disbursements in Transit

Disbursements in transit as presented in the consolidated balance sheet and consolidated statement of cash flows, represent drafts for payment to the Company’s vendors in transit and in the process of being collected.

	(e)	Accounts Receivable and Credit Policies

Trade accounts receivable are customer obligations due under normal trade terms generally requiring payment within 15 to 21 days from the invoice date. Receivables are recorded based on the amounts invoiced to customers. Interest and delinquency fees are not included in income until realized in cash. Discounts allowed for early payment, if any, are charged against income when the payment is received. Payments of accounts receivable are allocated to the specific invoices identified on the customer’s remittance advice or, if unspecified, are generally applied to the earliest unpaid invoices.

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects management’s estimate of the amounts that will not be collected. The allowance for credit losses is based on various factors including among other things, (a) our assessment of the collectibility of specific customer accounts, (b) our macro assessment of political and economic risks, (c) the overall aging of accounts receivable portfolio, and (d) the effects each of these and other factors have on the consolidated portfolio. Balances still outstanding after management has used reasonable collection efforts are charged off to the valuation allowance. Recoveries on accounts previously charged off are credited to the valuation allowance.

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

The Company recognizes revenue, net of related sales discounts and allowances, when persuasive evidence of an arrangement exists (such as a customer purchase order), delivery has occurred, our price to the customer has been fixed or is determinable, and collectibility is reasonably assured. Revenues also include those amounts related to shipping and handling. Shipping and handling expenses are also included in cost of sales. Consideration from the Company to a customer is presumed to be a reduction to the selling price of the Company’s products and accordingly, is characterized as a reduction of sales when recognized in the Company’s consolidated statements of operations. As a result, certain promotional expenses are recorded as a reduction of net sales, at the time the sale is recognized.

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

As of December 31, 2008 and 2007, the Company had Class A and Class B warrants outstanding resulting from its initial public offering as described in Note 12. The exercise price of both classes of warrants exceeds the Company’s stock price, therefore the Company has not included these warrants as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

On November 26, 2008, the Company granted 605,000 stock options to certain employees, members of the board of directors and certain consultants to the Company, as further described in Note 16, vesting over four years. The exercise price of the options is equal to or greater than the Company’s stock price on the date of issuance, which exceeds the Company’s average stock price over the period beginning with the date of issuance and ending at December 31, 2008, therefore the Company has not included these options as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

(m)	Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. An estimate for the value of intangible assets related to acquired customer relationships was determined by discounting estimated future cash flows from the acquired customer relationships to the date of acquisition using an appropriate discount rate, and recognized to the extent of the contingent liability of the excess purchase price.

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

(o)	Stock-Based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The Company awards stock options to employees, executive officers, directors and certain consultants.

(p)	Investments

All of the Company’s investments are classified as available for sale and are stated at fair value. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders’ equity until realized. There were no unrealized gains or losses for the years ended December 31, 2008, 2007 or 2006. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings. As of December 31, 2008 and 2007, the Company’s investments consisted primarily of guaranteed investment contracts at a fixed interest rate of 2.25 percent.

(q)	Recently Issued Accounting Pronouncements

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has determined that the adoption of this statement will not have an effect on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 159 does not require any new fair value measurements. However, if applied, SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value in determining its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of its balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has determined the effects of the adoption of this statement will not have an effect on its consolidated financial statements, because the Company has elected not to report any liabilities or assets at any value other than that achieved by historical cost, and that if the Company were to make such an election, the difference in values reported on the Company’s consolidated financial statements would not provide more relevant and understandable information for the users of the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. This Statement improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects by establishing principles and requirements for how the acquirer (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company must apply prospectively SFAS No. 141(R) to business combinations for which the acquisition date is on or after the beginning of 2009. The impact that adoption of SFAS No. 141(R) will have on the Company’s financial condition, results of operations and cash flows is dependent upon many factors. Such factors would include, among others, the fair values of the assets acquired and the liabilities assumed in any applicable business combination, the amount of any costs the Company would incur to effect any applicable business combination, and the amount of any restructuring costs the Company expected but was not obligated to incur as the result of any applicable business combination. Thus, we cannot accurately predict the effect SFAS No. 141(R) will have on acquisitions until such acquisitions are consummated.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 will not have a material effect on the Company’s consolidated financial statements unless the Company acquires less than 100 percent of an entity, since Company’s subsidiaries are owned 100 percent as of December 31, 2008. Accordingly, the effect of application of SFAS No. 160 on future acquisitions will vary depending on the nature of the acquistion.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which amends and expands the disclosure requirements of SFAS No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company has determined that the adoption of SFAS No. 161 will not have a material effect on the consolidated financial statements due to the absence of derivatives and hedging instruments in the Company’s consolidated financial statements. If the Company engages in activities which include derivatives and hedging instruments, then the adoption of SFAS No. 161 could have an effect on its consolidated financial statements, and such effect could be material.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for our interim and annual financial statements beginning in 2009. The adoption of FSP 142-3 will not have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The Company does not anticipate the adoption of SFAS No. 162 will have a material effect on the consolidated financial statements.

(3)	Operating Results and Liquidity

The Company incurred a loss of $3.4 million in 2008, used cash of $2.7 million and has experienced a decrease in working capital of $6.6 million during 2008.

Management has taken several actions to provide assurance that the Company will continue as a going concern through December 31, 2009, including plans to enhance and conserve liquidity and capital resources. These plans include, among other things, (a) aggressive cost and cash management, including a moratorium on hiring of non-core personnel, compensation adjustments, and non-essential capital expenditures, (b) increased operational discipline, including the completion of the implementation of an Enterprise Resource Planning system designed to strengthen internal accounting and operational controls, and provide considerably more transparency and visibility into the business, (c) timely and adequate pricing adjustments to mitigate changes in input costs, (d) undertaking steps to mitigate the effects of spikes on certain input and commodity costs, (e) continued aggressive management of the balance sheet, capital structure and working capital, (f) refinancing the revolving line of credit, which was completed subsequent to December 31, 2008, and (g) continuing to seek longer-term sources of capital, such as consideration of sales and leasebacks of real estate assets. Not all of these actions will be undertaken with equal importance, and some may not be implemented at all. Those that are implemented may not be successful in achieving management’s objectives. There can be no assurance that actions taken will be sufficient to enable management to mitigate the effects of continuing fragile economic conditions, and other external market conditions which are beyond the control of management. A further worsening of the economy in the United States of America could materially adversely affect the Company’s business, including its results of operations, financial condition and prospects.

(4)	Inventories

A summary of inventories follows:

	December 31, 2008	December 31, 2007

Raw materials and supplies	$2,740,137	$2,096,887
Finished goods	472,879	627,060
Deferred production costs	163,164	122,107

Total inventory	$3,376,180	$2,846,054

The Company has advanced certain monies related to growing costs to growers, pursuant to contracts and accounted for those advanced monies as “Deferred production costs”. The prepaid amounts represent raw materials that have yet to be harvested.

(5)	Restricted Assets

The Company is required to hold cash in reserve in separate trust accounts applicable to its $5.0 million Cleveland County Industrial Authority Industrial Development Revenue Bonds, issued December 2004. The project construction account represents proceeds of the bond offering to be drawn for approved capital expenditures. The debt reserve account represents funds to be used for debt service in the event of default. The interest and principal accounts represent deposits to be used for debt service. Restricted assets are as follows:

	December 31, 2008	December 31, 2007

Project construction account	$287	$283
Debt reserve account	500,000	512,134
Interest fund account	29,456	129,195
Principal fund account	32,259	66,969

Total restricted assets	$562,002	$708,581

(6)	Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31, 2008	December 31, 2007

Land	$238,162	$238,162
Plant and improvements	11,693,585	11,325,438
Machinery and equipment	9,083,707	8,170,088
Transportation equipment	560,257	2,066,506
Office equipment	178,991	187,145
Software development	1,420,811	19,624
Construction in progress	162,616	191,714

	23,338,129	22,198,677
Less accumulated depreciation	(6,279,438)	(5,629,482)

Property and equipment, net	$17,058,691	$16,569,195

During the years ended December 31, 2008, 2007 and 2006, depreciation expense, including depreciation on assets classified as capital leases, was $1,598,108, $1,369,232, and $1,018,822, respectively.

(7)	Line of Credit

On December 31, 2007, the Company secured a $5.0 million secured bank line of credit, due on March 31, 2010, providing for interest, floating at the bank’s prime rate minus 0.625 percent (the “prior revolving line of credit”). The rate was adjustable quarterly depending on the Company’s financial ratio of funded debt to EBITDA, as defined (earnings before interest, tax, depreciation and amortization). A change in the financial ratio would have caused a variation in the adjustment to the prime rate in the range between 1.000% and 0.375%. The line of credit was secured by accounts receivable, inventory and general intangibles, and subject to a debt service coverage ratio covenant of 1.25x to 1.0x, as defined, for which the Company was not in compliance as of June 30, 2008, and the event of non-compliance was continuing through December 31, 2008.

The Company obtained a waiver of non-compliance with the agreement from its lender and subsequent to the execution of that waiver, availability under the prior revolving line of credit was tied to certain benchmarks of performance, such that the Company’s availability was limited to $1.0 million through December 31, 2008. The interest rate on the prior revolving line of credit was the prime rate plus 1.0 percent. There were short-term borrowings under the prior line of credit of $1.0 million and zero at December 31, 2008 and December 31, 2007, respectively.

Subsequent to December 31, 2008, the Company closed on an asset-based line of credit of up to $3.0 million, secured by accounts receivable and inventories (the “new revolving line of credit”). The new revolving line of credit bears interest, floating at the Wall Street Journal Prime Rate plus 4.5 percent, and is subject to certain financial covenants, including minimum cash position and net income, measured on a monthly and quarterly basis, respectively. The new revolving line of credit matures on March 5, 2010. In connection with the new revolving line of credit, the Company issued 252,454 warrants to purchase common stock of the Company. The prior line of credit was retired with proceeds from the new revolving line of credit.

(8)	Short-term Borrowings

The Company agreed to enter into a 10 percent non-secured promissory note on September 21, 2006 for a maximum of $1.0 million. The maturity date was the earlier of April 30, 2007, or the consummation of any initial public offering consummated before the maturity date. Borrowings under this note were $1.0 million at December 31, 2007. This note was payable to the lead underwriter for the Company’s initial public offering (see Note 12). Following the completion of the initial public offering, the Company entered into an agreement to extend the note to the earlier of June 30, 2008 or the closing of an equity financing in which the Company receives at least $4.0 million in gross proceeds. On January 24, 2008, the borrowings and accrued interest were repaid.

(9)	Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	December 31, 2008	December 31, 2007

6.75 - 7.10% Cleveland County Industrial Revenue Bonds secured by real property final payment due December 1, 2024	$4,015,000	$4,365,000
5.75 - 9.00% Real estate loans secured by real property final payments due July 22, 2009 and August 1, 2028	3,383,671	3,455,589
8.75% Equipment loan secured by manufacturing equipment final payment due March 3, 2011	1,396,674	1,814,547
Various equipment and real estate loans with interest rates from 4.75 - 9.56% and due dates from 2008 - 2021	248,570	376,036

Total long-term debt	9,043,915	10,011,172
Less current portion	1,093,974	865,062

Net long-term debt	$7,949,941	$9,146,110

The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows:

Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of 1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. If the Debt Service coverage ratio reported for each of the previous four quarters is less than 1.50x to 1.00 the Company is required to retain a consultant. As of December 31, 2008, our earnings before interest, income tax, depreciation and amortization (EBITDA) is a negative number which causes our debt service coverage ratio to result in a negative number, and therefore is not a meaningful ratio.

Current Ratio: The Company is required to maintain a current ratio of 1.10x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of December 31, 2008 is 0.63x to 1.00.

Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of December 31, 2008 is 1.12x to 1.00.

Accounts Payable: The Company agrees that not more than 20 percent of its accounts payable shall be in excess of 75 days past due. The actual percentage as of December 31, 2008 is 0.98 percent.

Accounts Receivable: The Company agrees that not more than 20 percent of accounts receivable will be in excess of 90 days past due. The actual percentage as of December 31, 2008 is 1.44 percent.

Capital lease obligations consist of the following:

	December 31, 2008	December 31, 2007

8.95 - 9.19% Equipment leases	$297,429	$482,302
8.62% Equipment lease	722	4,124

	298,151	486,426
Less current portion	203,672	189,364

Net long-term debt	$94,479	$297,062

Annual Debt Service Requirements

The annual principal payment requirements to maturity, for long-term debt and capital lease obligations at December 31, 2008 are as follows:

Year Ending December 31,	Long-Term Debt	Capital Lease Obligations	Total

2009	$1,093,974	$203,672	$1,297,646
2010	960,171	94,479	1,054,650
2011	1,053,021	—	1,053,021
2012	539,789	—	539,789
2013	570,760	—	570,760
Thereafter	4,826,200	—	4,826,200

Principal outstanding at December 31, 2008	$9,043,915	$298,151	$9,342,066

During the years ended December 31, 2008, 2007 and 2006, total interest costs were $833,008, $2,071,903 and $1,616,980, respectively. The amounts of interest costs capitalized to construction projects during the years ended December 31, 2008, 2007 and 2006 were $0, $106,988 and $229,410, respectively.

(10)	Accrued Liabilities

A summary of accrued liabilities follows:

	December 31, 2008	December 31, 2007

Rebates and commissions	$1,122,673	$939,242
Interest expense	88,652	228,199
Compensation	195,071	309,261
Workers’ compensation	283,566	194,192
Payroll taxes	—	56,452
Promotions and incentives	154,113	131,218
Property taxes	5,977	23,474
Other	653	7,308

Total accrued liabilities	$1,850,705	$1,889,346

(11)	Intangible Assets

The Company holds an intangible asset, a customer list acquired by the Company in the amount of $154,210. The Company began amortizing the asset to expense over a period of five years beginning July 1, 2007, resulting in accumulated amortization expense of $46,272 and a net carrying amount at December 31, 2008 of $107,938.

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

The Class A and Class B warrants expire on June 27, 2012.

A portion of the proceeds from the initial public offering were used to (a) acquire the net assets of Allison’s for $1.5 million in cash and a deferred payment of $1.0 million (see Note 21), (b) repay a short-term borrowing of $2.0 million which was used to complete the extension of our existing facility, and (c) repay our bank line of credit of $2.7 million. The remainder of the proceeds were used to supplement our working capital and for general corporate purposes.

(13)	Income Taxes

Income tax expense (benefit) for the years ended December 31, 2008, 2007 and 2006, consist of the following:

	2008	2007	2006

Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	(1,948,218)	(195,752)	(303,323)
State	(229,292)	(10,869)	(4,320)

	(2,177,510)	(206,621)	(307,643)

Total income tax expense (benefit)	$(2,177,510)	$(206,621)	$(307,643)

          Deferred tax assets (liabilities) are as follows:

	December 31, 2008	December 31, 2007

Net operating loss carryforward	$3,037,028	$802,874
Depreciation	(759,901)	(497,248)
Deferred gain on sale of assets	30,198	—
Inventory capitalization	54,789	—
Reserve for worker compensation expense	107,755	—
Allowance for credit losses	53,531	40,264
Oklahoma job and investment credits	866,310	711,932
Allowance for state job and investment credits	(778,743)	(624,365)

Net deferred tax asset	$2,610,967	$433,457

Current portion	$310,266	$40,264
Non-current portion	2,300,701	393,193

	$2,610,967	$433,457

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

The Company is not currently subject to any specific audit by any federal, state or local taxing authority. There are no tax positions previously taken which could give rise to uncertainty, and therefore there are no calculations or classifications of interest, penalties or effects on income tax rates related to such uncertainties. The Company has taken the position that the acquistion of Allison’s is a non-taxable transaction.

As of December 31, 2008, the Company has a net operating loss carryforward of $8.0 million, representing a tax asset of $3.0 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $867,000 of which the Company has elected to provide a realizability allowance of $779,000, resulting in net carrying amount of $88,000. If unused, the credits will commence expiring on December 31, 2021.

Actual income tax expenses differ from “expected” income tax, computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, as follows:

Income Tax Expense (Benefit)

	2008	2007	2006

Computed “expected” income taxes	$(1,883,817)	$(378,317)	$(514,131)
State income taxes, net of federal income tax	(344,698)	(66,774)	(12,713)
Permanent difference due to amortization of equity transactions	—	191,250	191,250
Effect of consolidation of variable interest entity	—	35,050	(3,428)
Difference in taxable gain and book gain on sale of assets	51,005	—	—
Utilization of net operating loss carryforwards against current income	—	—	—
State new jobs/investment credits	—	12,170	31,379

	$(2,177,510)	$(206,621)	$(307,643)

(14)	Operating Leases

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

2009	$591,804
2010	448,960
2011	284,680
2012	215,004
2013	59,913

$1,600,361

(15)	Employee Benefit Plans

In 2002, the Company adopted a Flexible 401(k) plan covering all full-time employees with a minimum of one year of service. The plan contained a provision for the Company to contribute an amount equal to 25 percent of the employee’s elective deferral rate, up to a maximum of 4 percent of the employee’s compensation. The Company’s contributions to the plan during the years ended December 31, 2008, 2007 and 2006 were $6,568, $12,809 and $6,537, respectively. The Company terminated the 401(k) plan effective December 31, 2008.

(16)	Stock Based Compensation

In August 2006, the Company adopted the 2006 Equity Incentive Plan (the “Plan”) providing for potential awards of up to 1,000,000 options to purchase shares of common stock in the Company. On November 26, 2008, the Compensation Committee of the Board of Directors of the Company approved a proposal by management to issue stock options under the Plan to certain employees, directors and consultants of the Company or a Subsidiary. Except as noted below, options shall have a 10-year term, and shall vest at 25% per year, commencing on the first anniversary of the grant date. The grant date was November 26, 2008, and the exercise prices are equal to the closing market price on November 25, 2008 ($0.69), except for owners of 10% or more of the total shares of the Company. Exercise prices for the 10% and greater owners are 110% of the closing market price on November 25, 2008 ($0.76) and the options (i) have term of five (5) years and (ii) vest at the rate of 25% per year. In all cases, the options shall immediately vest upon a Change in Control of the Company, as defined in the Plan. All options granted to employees are intended to qualify as Incentive Stock Options, as defined by Section 422 of the Internal Revenue Code of 1986, as amended, and the stock options granted to non-employee directors and consultants to the Company or a Subsidiary will be Nonqualified Stock Options as provided for in the Plan. The Company uses the Black-Scholes method of valuing the options and charges amounts to earnings using the straight-line method over the vesting period. The Company charged $7,500 against earnings during the year ended December 31, 2008, leaving a total of $346,200 of unrecognized expense in conection with the issuance of the stock options. The assumptions used to value the options and the options granted to the owners of 10% or more of the total shares of the Company are as follows:

Expected volatility	118.47%

Expected term (months)	75.04,
except for owners of 10% or more of the Company’s shares, for which the expected life assumption is 45.02

Expected dividend yield	0.00%

Risk Free Rate	2.43%,
except for owners of 10% or more of the Company’s shares, for which the risk free rate assumption is 1.38%

A summary of option activity under the Plan as of December 31, 2008 and changes during the year then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at January 1, 2008	—	$—	$—

Granted	605,000	0.70	0.58

Vested	—	—	—

Exercised	—	—	—

Forfeited or expired	—	—	—

Outstanding at December 31, 2008	605,000	$0.70	$0.58

Excercisable at December 31, 2008	—	$—	$—

(17)	Major Customers

The Company has supply arrangements with two certain distributors, representing 12 percent and 10 percent of its gross revenues. Both distributors are composed of numerous discrete purchasing units. No individual purchasing unit of either distributor represents greater than 4 percent of gross revenues.

(18)	Related Party Transactions

On June 30, 2007, the Company acquired the net assets of Allison’s. Prior to this acquisition, the Company provided a discounted price for products sold to Allison’s for use as ingredients in Allison’s products. In management’s opinion, all other transactions between the companies have been at fair value. During the six months ended June 30, 2007 and the year ended December 31, 2006, the Company’s sales, including freight services, to Allison’s and purchases from Allison’s were as follows:

	Six months ended June 30, 2007	Year ended December 31, 2006

Sales of product to Allison’s	$491,739	$820,602
Freight revenue from Allison’s	207,634	541,618
Purchases from Allison’s	285,403	603,211

Prior to the acquisition, the Company leased a portion of its facilities to Allison’s on an annual lease agreement. The Company and Allison’s shared utilities, sales and administration staff, and other facility expenses. Allison’s reimbursed the Company for its portion of the shared expenses through periodic reimbursement. A summary of the shared expenses for the six months ended June 30, 2007 and year ended December 31, 2006 are as follows:

	Six months ended June 30, 2007	Year ended December 31, 2006

Rents	$219,805	$339,222
Utilities	79,220	239,700
Salaries	86,812	207,689

(19)	Commitments and Contingencies

The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at December 31, 2008, which is likley to have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

The Company’s consolidated financial statements for the years ended 2007 and 2006 included the financial statements of Cimarron. The consolidation of Cimarron increased the Company’s consolidated total assets and liabilities at December 31, 2007 as follows:

December 31, 2007

Total assets	$85,167
Total liabilities	5,000

(21)	Acquisition of the Net Assets of Allison’s

On June 30, 2007, the Company acquired the net assets of Allison’s for $2,500,000, from Herbert Grimes, our Chairman and Chief Executive Officer, Mark Vaughan, our President and Chief Operating Officer and Stan Gustas, our former Chief Financial Officer. The net assets of Allison’s were acquired to increase our productive capacity for refrigerated prepared salads, increase our utilization of refrigerated delivery capacity and broaden our product line.

Notes payable were issued to Mr. Grimes and Mr. Gustas for $1.0 million of the purchase price, bearing interest at 10 percent per annum. On June 30, 2008, the notes to Mr. Gustas were retired and a new note was issued to to Mr. Grimes in the principal amount of $802,500, bearing interest at 10%, and maturing as follows:

Maturity Date	Principal Due

August 12, 2008	$150,000

November 11, 2008	150,000

March 17, 2009	200,000

May 12, 2009	150,000

June 30, 2009	152,500

Mr. Grimes has the option of deferring any of the principal payments on the note and, has deferred each payment through the date hereof, and anticipates deferring subsequent payments until such time as the Company believes that it has adequate liquidity and capital resources to repay all or a portion of the indebtedness. The notes are subordinated to all other indebtedness of the company.

The acquisition of the net assets of Allison’s was accounted for as a purchase and, accordingly, all assets and liabilities have been stated at their fair values at the date of the acquisition and are included in the accompanying consolidated balance sheet as of December 31, 2008 and 2007.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition

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

The results of operations prior to acquisition of the net assets of Allison’s have not been included in the primary financial statements for the period of January 1, 2007 thru June 30, 2007, as incorporated in the statements of operations for the year ended December 31, 2007 or the year ended December 31, 2006, since the transaction was consummated as of the close of business on June 30, 2007.

The following Unaudited Proforma Condensed Consolidated Statements of Operations for the year ended December 31, 2007 and 2006 give effect to the acquisition of the net assets of Allison’s as if it had occurred on or before January 1, 2006:

Vaughan Foods, Inc. and Allison’s Gourmet Kitchens, LP
Unaudited Proforma Condensed Consolidated Statements of Operations
Year Ended December 31, 2007

	Vaughan Historical	Allisons Historical	Acquisition Adjustments		ProForma Post Acquisition

			(unaudited)		(unaudited)

Net sales	$67,173,174	$13,232,939	($984,776)	A1	$79,421,337
Cost of sales	60,491,310	10,842,804	(1,204,581)	A2	70,129,533

Gross profit	6,681,864	2,390,135	219,805		9,291,804

Selling, general and administrative expenses	6,212,845	1,462,715	15,421	A3	7,690,981

Operating income	469,019	927,420	204,384		1,600,823

Rent income	219,805	—	(219,805)	A4	—
Interest expense	(2,071,903)	(75,948)	(50,000)	A5	(2,197,851)
Loss on sale of asset	101,839	—	—		101,839
Interest income	168,543	—	—		168,543

Other income and expense, net	(1,581,716)	(75,948)	(269,805)		(1,927,469)

Income (Loss) before income taxes	(1,112,697)	851,472	(65,421)		(326,646)

Income tax expense (benefit)	(206,621)	—	82,495	A6	(124,126)

Net income (loss)	$(906,076)	$851,472	(147,916)		$(202,520)

Weighted average shares outstanding - basic and diluted	3,461,539				3,461,539

Net (loss) per share - basic and diluted	$(0.26)				$(0.06)

Notes to Unaudited Proforma Condensed Consolidated Statements of Operations
Year Ended December 31, 2007

A1	Intercompany elimination of sales between Vaughan and Allison in the amount of $984,776.

A2	Intercompany elimination of sales between Vaughan and Allison, plus the rent paid by Allison to Vaughan in the amount of $984,776 and $219,805 respectively.

A3	Amortization of the customer list value of $15,421 (calculated by dividing the $154,210 acquisition valuation of customer list at the balance sheet date of June 30, 2007, amortized over 5 years).

A4	Elimination of intercompany rent income of $219,805 paid by Allison to Vaughan.

A5	Proforma adjustment to reflect the interest expense at 10% on the deferred portion of purchase price of Allison’s in the amount of $1,000,000.

A6	Proforma adjustment to record tax provision on pretax income using expected rate of 38%.

Vaughan Foods, Inc. and Allison’s Gourmet Kitchens, LP
Unaudited Proforma Condensed Consolidated Statements of Operations
Year Ended December 31, 2006

	Vaughan Historical	Allisons Historical	Acquisition Adjustments		ProForma Post Acquisition

			(unaudited)		(unaudited)

Net sales	$51,277,371	$20,031,808	($1,965,431)	B1	$69,343,748
Cost of sales	47,557,067	16,442,086	(2,304,653)	B2	61,694,500

Gross profit	3,720,304	3,589,722	339,222		7,649,248

Selling, general and administrative expenses	4,005,029	2,336,551	30,842	B3	6,372,422

Operating income	(284,725)	1,253,171	308,380		1,276,826

Rent income	339,222	—	(339,222)	B4	—
Interest expense	(1,616,980)	(83,736)	(100,000)	B5	(1,800,716)
Loss on sale of asset	(3,931)	—	—		(3,931)
Interest income	54,263	—	—		54,263

Other income and expense, net	(1,227,426)	(83,736)	(439,222)		(1,750,384)

Income (Loss) before income taxes	(1,512,151)	1,169,435	(130,842)		(473,558)

Income tax expense (benefit)	(307,643)	—	127,691	B6	(179,952)

Net income (loss)	$(1,204,508)	$1,169,435	(258,533)		$(293,606)

Weighted average shares outstanding - basic and diluted	2,300,000				2,300,000

Net (loss) per share - basic and diluted	$(0.52)				$(0.13)

Notes to Unaudited Proforma Condensed Consolidated Statements of Operations
Year Ended December 31, 2006

B1	Intercompany elimination of sales between Vaughan and Allison in the amount of $1,965,461.

B2	Intercompany elimination of sales between Vaughan and Allison, plus the rent paid by Allison to Vaughan in the amount of $1,965,461 and $339,222 respectively.

B3	Amortization of the customer list value of $30,842 (calculated by dividing the $154,210 acquisition valuation of customer list at the balance sheet date of June 30, 2007, amortized over 5 years).

B4	Elimination of intercompany rent income of $339,222 paid by Allison to Vaughan.

B5	Proforma adjustment to reflect the interest expense at 10% on the deferred portion of purchase price of Allison’s in the amount of $1,000,000.

B6	Proforma adjustment to record tax provision on pretax income using expected rate of 38%.

(22)	Interim Financial Results (Unaudited)

(dollars in thousands, except share data)	First	Second	Third	Fourth

Fiscal year 2008:
Net sales	$20,816	$24,424	$23,875	$22,737
Gross profit	2,045	1,806	946	277
Net income (loss)	(418)	(546)	(1,159)	(1,240)
Net income (loss) per share - basic and diluted	$(0.09)	$(0.12)	$(0.25)	$(0.27)

Fiscal year 2007:
Net sales	$12,533	$13,946	$20,474	$20,220
Gross profit	1,387	1,087	2,597	1,611
Net income (loss)	(111)	(447)	96	(444)
Net income (loss) per share - basic and diluted	$(0.05)	$(0.19)	$0.02	$(0.10)

Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

ITEM 9 – CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

ITEM 9A - CONTROLS AND PROCEDURES

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

(b) Management’s Report on Internal Control over Financial Reporting

                    Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

                    Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

                    Based on our assessment using the criteria set forth by COSO in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

                    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

(c) Changes in internal control over financial reporting

                    There were no changes in our internal control over financial reporting that occurred during the period covered by this report on Form 10-K that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B – OTHER INFORMATION

          None.

PART III

ITEM 10 – DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

          Directors are elected at our Annual Meeting and serve for one year terms until successors are elected and qualified or until their earlier resignation or removal. Executive officers are appointed by and serve at the pleasure of the Board of Directors. There are no family relationships between any of the executive officers and directors listed below. Information regarding our executive officers and directors as of April 15, 2009 is set forth below.

Name	Age	Positions

Herbert B. Grimes	62	Chairman of the Board of Directors and Chief Executive Officer
Mark E. Vaughan	43	Chief Operating Officer and Director
Gene P. Jones	57	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer
Robert S. Dillon	53	Independent Director
Richard A. Kassar	62	Independent Director
Laura J. Pensiero	41	Independent Director

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

          Gene P. Jones. Mr. Jones has served as our Secretary, Treasurer and Chief Financial Officer since August 2007. In addition to this appointment, Mr. Jones retains a position he has held since April 2006 as a partner of Tatum, LLC (“Tatum”), an organization providing executive financial and information technology services to businesses. Mr. Jones served the Company in his capacity as a Tatum partner, beginning in May 2007, and was elected to his current position in August 2007. Before his affiliation with Tatum, from November 2003 to March 2006, Mr. Jones was Co-Founder, Secretary, Treasurer and Chief Financial Officer of Encore Legal Solutions, Inc., a provider of litigation technology support services. From February 2003 to November 2003, Mr. Jones was involved in raising capital for the inception of Encore Legal Solutions, Inc. From February 2002 to May 2003, he served as an independent consultant in the restaurant, retailing, construction and information technology service areas. During that time, he was also Chief Financial Officer and Treasurer of Vital Link Business Systems, Inc., a technology company serving the restaurant industry from October 2002 to May 2003. Mr. Jones has served in senior financial capacities with a number of public and private firms throughout his career. He began his career with the predecessor to the international accounting firm of KPMG, achieving the position of senior audit manager. His public accounting career spanned ten years.

          Mr. Jones holds a Master of Science in Business Administration from Indiana University and a Bachelor of Science in Accounting from St. Joseph’s College. He is a member of the American Institute of Certified Public Accountants, the Texas Society of Certified Public Accountants and Financial Executives International.

          Robert S. Dillon. Robert Dillon has served as Director since June 27, 2007. He has been a partner in the certified public accounting firm of Dillon & Associates, P.C. since June, 1983. He has provided accounting and consulting services to Vaughan Foods since 1983 and to Allison’s Gourmet Kitchens Limited Partnership since its formation in 2003. He is a graduate of the University of Oklahoma and has been a member of the Oklahoma Society of Certified Public Accountants since 1979.

          Richard A. Kassar. Richard Kassar has served as Director since June 27, 2007. He is Chief Executive Officer of Fresh Pet Company, a manufacturer of fresh refrigerated pet food, which he launched as a start-up in October 2006. From July 2006 to October 2006 he raised venture capital for Fresh Pet Company. Before that, from 2002 until 2006 Mr. Kassar was Senior Vice President and Chief Financial Officer of Meow Mix. When Meow Mix was sold to Del Monte Corporation in May 2006, Mr. Kassar remained in his position there until July 2006. From 2001 until 2002 he was a consultant to venture capital businesses with respect to acquisitions of consumer brands and service organizations. From 1999 to 2001 he was Co-President and Chief Financial Officer of Global Household Brands, a manufacturer of consumer household cleaning products. He was Senior Vice President, Chief Operating Officer and Corporate Comptroller of Chock Full O’Nuts Corporation from 1986 to 1999. Mr. Kassar is a director and audit committee member of World Fuel, a New York Stock Exchange listed public company whose principal business is supplying fuel to the marine and aviation industry, and a director and chair of the audit committee of Velocity Express, a NASDAQ listed public company whose principal business is providing same-day transportation services. He is a graduate of Baruch College and is an inactive Certified Public Accountant.

          Laura J. Pensiero. Laura Pensiero has served as Director since June 27, 2007. She has been the owner and manager of Gigi Trattoria, Rhinebeck, New York since 2001. In 2006 she founded and opened Gigi Market in Red Hook, New York, a year-round farmers’ market, gourmet store bakery and catering site. Since 2005 she has also been a chef consultant and member of Just Salad LLC, a chain of New York City salad bars and restaurants. She has served as the nutrition consultant to the Strang Cancer Prevention Center, New York, New York since 2005, and was the culinary coordinator for the Memorial Sloan-Kettering Prevention and Wellness Program, New York, New York, from 1999–2005. She continues to work with Strang’s nationwide Healthy Children, Healthy Future’s initiative. From 1998 to 2004 she was a consultant to the Culinary Institute of America, Hyde Park, New York. Since 1992 she has also been the founder and operator of Chef4Life, a nutrition and culinary consulting service promoting healthy eating. She is a co-author of The Strang Cancer Prevention Center Cookbook (2004) and the author of numerous articles on healthful diet and eating and Italian cuisine. She is a graduate of the State University of New York, Plattsburgh (1989), majoring in nutrition and food service management, and of the Professional Culinary Arts Program of The French Culinary Institute, New York, New York (1992).

Section 16(a) Beneficial Ownership Reporting Compliance

          Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. On November 26, 2008, the Compensation Committee of the Board of Directors of Vaughan Foods, Inc. approved the award of incentive stock options, of which our officers and directors received options to purchase common stock. The transactions were reported late on Form 4 for Herbert B. Grimes, Mark E. Vaughan, Gene P. Jones, Robert S. Dillon and Laura J. Pensiero on December 4, 2008. Richard A. Kassar’s transaction was reported late on Form 4 on December 8, 2008. To the best of our knowledge, based solely on review of the copies of such forms furnished to us or amendments thereto, or written representations that no other forms were required, we believe that all other Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2008. With respect to any of our former directors, officers, and ten percent (10%) stockholders, we do not have any knowledge of any other known failures to comply with the filing requirements of Section 16(a).

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

ITEM 11 – EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2008 and 2007 by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, and (ii) our most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the last completed fiscal year, whose total compensation, as required to be disclosed pursuant to Item 402(n)(2) of Regulation S-K, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Equity Compensation	All Other Compensation	Total

Herbert B. Grimes	2008	$320,400		$30,764	$—	$351,164
Chairman of the Board	2007	$271,224	$42,946	—	—	$314,170
of Directors and Chief
Executive Officer

Mark E. Vaughan	2008	260,000	—	28,200	—	$288,200
Chief Operating Officer	2007	239,261	—	—	—	$239,261
and Director

Gene P. Jones	2008	291,211	—	48,118	28,805	$368,134
Chief Financial Officer,	2007	134,523	—	—	93,000	$227,523
Secretary, Treasurer and
Principal Accounting Officer

          The Summary Compensation Table includes, in the amounts shown for Herbert B. Grimes for 2007, compensatory payments consisting of management fees paid by Allison’s Gourmet Kitchens, LP (“Allison’s”) prior to acquisition by the Company, to Braxton Management, Inc., the general partner of Allison’s prior to acquisition by the Company. Mr. Grimes is the President of Braxton Management, Inc. The table does not include distributions to the limited partners of Allison’s in respect to their partnership interests.

          The amounts listed as salary for 2007 for Mr. Jones are for a partial year. Mr. Jones is a partner with Tatum, LLC (“Tatum”), an executive services firm. The $93,000 listed as all other compensation for 2007 for Mr. Jones are amounts paid to Tatum for services provided by Mr. Jones following acceptance of his current position with the Company and recruiting fees prior to acceptance.

          Pursuant to an executive services agreement between Vaughan and Tatum for Mr. Jones’ services, Vaughan was obligated to pay Mr. Jones a salary of $23,600 per month and Tatum a resource fee of $5,900 per month from July 2007 through October 2007, at which time the agreement was amended to provide that Vaughan would employ Mr. Jones as a long-term employee. In connection with the amendment to the agreement, Vaughan paid to Tatum a one-time fee of $62,500. Additionally, under the amendment, Vaughan will pay to Tatum a resource fee of $1,000 per month during the term of the amended agreement. The amount listed for 2008 includes $12,000 of such resource fees paid to Tatum.

          The following Outstanding Equity Awards At Fiscal Year End Table sets forth all outstanding equity awards as of December 31, 2008.

Outstanding Equity Awards At Fiscal Year End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date

Herbert B. Grimes	—	—	60,000	$0.76	November 26, 2013
Mark E. Vaughan	—	—	55,000	$0.76	November 26, 2013
Gene P. Jones	—	—	80,000	$0.69	November 26, 2018
Robert S. Dillon	—	—	10,000	$0.69	November 26, 2018
Richard A. Kassar	—	—	10,000	$0.69	November 26, 2018
Laura J. Pensiero	—	—	10,000	$0.69	November 26, 2018

Management Agreements

          On April 8, 2009, the Company entered into a management agreement with Herbert B. Grimes, Chairman and Chief Executive Officer. The agreement does not have any specific duration and shall continue in full force and effect unless and until (i) the Mr. Grimes’ employment is terminated by either party in accordance with certain provisions in the agreement. Under the agreement, Mr. Grimes shall be provided an annual base salary and shall be eligible to participate in the Company’s management incentive plan, which can provide a bonus of up to 50 percent of base salary, contingent on the achievement of certain Company financial objectives, in summary, related to the achievement of certain goals related to revenues, EBITDA and cash flow. The agreement would also provide up to one year’s compensation in the event that Mr. Grimes is terminated without cause (as defined), or resigns for good reason (as defined).

          On April 8, 2009, the Company entered into a management agreement with Mark E. Vaughan, President and Chief Operating Officer. The agreement does not have any specific duration and shall continue in full force and effect unless and until (i) the Mr. Vaughan’s employment is terminated by either party in accordance with certain provisions in the agreement. Under the agreement, Mr. Vaughan shall be provided an annual base salary and shall be eligible to participate in the Company’s management incentive plan, which can provide a bonus of up to 50 percent of base salary, contingent on the achievement of certain Company financial objectives, in summary, related to the achievement of certain goals related to revenues, EBITDA and cash flow. The agreement would also provide up to one year’s compensation in the event that Mr. Vaughan is terminated without cause (as defined), or resigns for good reason (as defined).

          On April 8, 2009, the Company entered into a management agreement with Gene P. Jones, Secretary, Treasurer and Chief Financial Officer. The agreement does not have any specific duration and shall continue in full force and effect unless and until (i) the Mr. Jones’ employment is terminated by either party in accordance with certain provisions in the agreement. Under the agreement, Mr. Jones shall be provided an annual base salary and shall be eligible to participate in the Company’s management incentive plan, which can provide a bonus of up to 50 percent of base salary, contingent on the achievement of certain Company financial objectives, in summary, related to the achievement of certain goals related to revenues, EBITDA and cash flow. The agreement would also provide up to one year’s compensation in the event that Mr. Jones is terminated without cause (as defined), or resigns for good reason (as defined).

          The following Director Compensation Table sets forth all compensation earned by directors during the fiscal years ended December 31, 2007 and 2006.

Director Compensation

Name and Principal Position	Year	Fees Earned or Paid in Cash	All Other Compensation	Total

Robert S. Dillon	2008	$10,500	$6,015	$16,515
	2007	7,250	—	$7,250

Richard A. Kassar	2008	15,500	6,015	$21,515
	2007	9,750	—	$9,750

Laura J. Pensiero	2008	8,500	6,015	$14,515
	2007	7,250	—	$7,250

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

ITEM 12 – SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

          The following table summarizes information as of December 31, 2008 as to (i) compensation plans under which our equity securities are authorized for issuance and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside the plans. The shares authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

Equity Compensation Plan Table

	Number of securities to be issued upon exercise of oustanding options, warrants and rights (a)	Weighted-average exercise price of oustanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity Compensation Plans Approved By Security Holders	605,000	$0.71	395,000
Equity Compensation Plans Not Approved By Security Holders	—	$—	—

	605,000	$0.71	395,000

Equity Incentive Plan

          In August 2006, before our initial public offering, our stockholders approved and ratified a Vaughan Foods, Inc. Equity Incentive Plan, or the “Plan,” the purpose of which is to attract and retain the personnel necessary for our success. The Equity Incentive Plan gives our board of directors the ability to provide incentives through grants of incentive and non-qualified stock options to our employees, consultants and directors. A total of 1,000,000 shares of our common stock were reserved for issuance under the plan. If an award expires or terminates unexercised or is forfeited to us, the shares underlying the option award become available for further awards under the plan.

          The purpose of the Plan is to provide incentives to employees, directors and consultants whose performance will contribute to our long-term success and growth, to strengthen Vaughan’s ability to attract and retain employees, directors and consultants of high competence, to increase the identity of interests of such people with those of its stockholders and to help build loyalty to Vaughan through recognition and the opportunity for stock ownership. The Compensation Committee of the Board administers the Plan and, except as otherwise provided in the Plan, has complete authority and discretion to determine the terms of awards.

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

Awards Under the Plan

                    On November 26, 2008, the Compensation Committee of the Board of Directors of Vaughan Foods, Inc. (“Vaughan”) approved the award of incentive stock options, as defined by Section 422 of the Internal Revenue Code, to purchase 537,500 shares of Vaughan’s common stock, par value $0.001 per share (the “Common Stock”), to a total of 29 employees, including an aggregate of 215,000 to Vaughan’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Corporate Controller, pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended (the “Plan”). A total of 115,000 shares, which are included in the 537,500 issued incentive stock options, were issued to employees owning 10% or more of Vaughan’s Common Stock. Additionally, 37,500 non-qualified stock options were issued to consultants. On March 12, 2009, 14,120 inentive stock options were issued to Gene P. Jones on substantially the same terms as the incentive stock options issued on November 26, 2008. Gene P. Jones immediately executed an Allocation of Beneficial Interest Agreement to allocate 14,118 incentive stock options to Tatum, LLC, pursuant to an executive services agreement between Vaughan and Tatum for Mr. Jones’ services.

          The Plan was duly adopted and approved by the stockholders of Vaughan at the Annual Meeting of the stockholders of Vaughan held on August 7, 2008. In the case of employees owning 10% or more of Vaughan’s Common Stock, the options have an exercise price of $0.76 per share, or 110 percent of the fair market value of Vaughan’s Common Stock on the date of grant, and represent in the aggregate options to purchase 115,000 of shares of Vaughan’s Common Stock. For all other employees and consultants, the options have an exercise price of $0.69 per share, the fair market value of the Common Stock on the date of grant, and represent options to purchase 460,000 shares of Vaughan’s Common Stock.

          On November 26, 2008, the Board of Directors of Vaughan also approved the award of non-qualified stock options to its three non-employee directors pursuant to the Plan. The options have an exercise price of $0.69 per share, the fair market value of the Common Stock on the date of grant, and represent options to purchase 30,000 shares of Vaughan’s Common Stock.

          A total of 1,000,000 shares of Vaughan’s Common Stock are issuable under the Plan. All the above described options vest according to a four-year vesting schedule, with 25 percent vesting on the one year anniversary of the option grant date, and 25 percent on each subsequent anniversary of the option grant date. The options vest immediately in the event of a Change in Control of Vaughan, as defined in the Plan. All options granted to individuals owing 10 percent or more of the Common Stock of Vaughan expire within five years of the option grant date, and all other options expire within 10 years of the option grant date. The Plan is filed as Exhibit 10.3 to this Annual Report on Form 10-K for the year ended December 31, 2008. The form of the Incentive Stock Option Agreement for employee incentive stock options issued under the Plan is filed as Exhibit 10.17 to this Annual Report on Form 10-K. The form of the Non-Employee Director Nonqualified Stock Option Agreement for nonqualified stock options issued under the Plan is filed as Exhibit 10.18 to this Annual Report on Form 10-K. The form of the Consultant Nonqualified Stock Option Agreement for nonqualified stock options issued under the Plan is filed as Exhibit 10.19 to this Annual Report on Form 10-K.

          The Company intends to file a registration statement on Form S-8 with the Securities and Exchange Commission registering the Common Stock issuable under the terms of the Plan before any options issued under the Plan are exercisable.

Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of April 15, 2009 by (1) each of our directors, (2) each of our Named Executive Officers (as defined above), (3) all of our directors and executive officers as a group, and (4) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our Common Stock.

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Ownership

Herbert B. Grimes	1,035,200	22.39
Mark E. Vaughan	1,037,200	22.44
Gene P. Jones	99,120	2.14
Robert S. Dillon	10,000	0.22
Richard A. Kassar	10,000	0.22
Laura J. Pensiero	10,000	0.22
Millenco, L.L.C. (3)	531,000	11.49
Taylor Family Investments, LLC (4)	277,225	6.00
Directors and Officers (6 persons) as a group	2,201,520	47.62

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

(2)

A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from April 15, 2009. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. On April 15, 2009, 4,623,077 shares of our Common Stock were outstanding.

(3)	Millenco, L.L.C. is a beneficial owner of 531,000 shares of our common stock as reported on its Form SC 13D as filed with the U.S. Securities and Exchange Commission on June 28, 2007.

(4)	Taylor Family Investments, LLC is a beneficial owner of 277,225 shares of our common stock as reported on its Form SC 13D as filed with the U.S. Securities and Exchange Commission on April 3, 2009.

ITEM 13 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

          Set forth below are details of transactions during the years ended December 31, 2008 and 2007, or currently proposed transactions, in which Vaughan Foods, Inc. was or is to be a participant, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years, and in which any director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had or will have any material interest, direct or indirect.

          Immediately prior to the closing of our initial public offering, pursuant to amended agreements dated April, 2007, we acquired from Mark Vaughan our current chief operating officer and Vernon J. Brandt, Jr., a former member of management, for nominal consideration, 60% of the limited partnership interest in Allison’s Gourmet Kitchens, a limited partnership, and also acquired from Herbert Grimes our current Chairman and Chief Executive Officer and Stan Gustas our former vice president of finance, the remaining 40% of the limited partnership interests and the general partnership interest in Allison’s Gourmet Kitchens for a total price of $2,500,000. Mr. Grimes, through an affiliate, owned 87.5% of such minority interests and was to be paid in total, $2,187,500. Mr. Gustas owned the remaining 12.5% and was to be paid in total, $312,500. Of these amounts, we paid a total of $1,500,000 from the net proceeds of our initial public offering, $1,312,500 to Mr. Grimes and $187,500 to Mr. Gustas. Notes payable were issued to Mr. Grimes and Mr. Gustas for $1,000,000 of the purchase price, bearing interest at 10 percent per annum. On June 30, 2008, the notes to Mr. Gustas were retired and a new note was issued to Mr. Grimes in the principal amount of $802,500, bearing interest at 10%, and maturing as follows:

Maturity Date	Principal Due

August 12, 2008	$150,000

November 11, 2008	150,000

March 17, 2009	200,000

May 12, 2009	150,000

June 30, 2009	152,500

                    Mr. Grimes has the option of deferring any of the principal payments on the note and, has deferred each payment through the date hereof, and anticipates deferring subsequent payments until such time as the Company believes that it has adequate liquidity and capital resources to repay all or a portion of the indebtedness. The notes are subordinated to all other indebtedness of the company.

                    The terms of the acquisition of the limited partnership interests in Allison’s were approved by our board of directors. At the time it was approved, we lacked sufficient independent directors for majority approval by independent directors. The terms of the acquisition of the limited liability partnership interests in Allison’s are at least as favorable to Vaughan as could have been obtained through arms length negotiations with unaffiliated third parties.

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

          In determining director independence, our Board applies the independence standards set by Nasdaq. In its application of such standards the Board takes into consideration all transactions with Independent Directors and the impact of such transactions, if any, on any of the Independent Directors’ ability to continue to serve on our Board. To that end, for the fiscal year ended 2008, our Board considered the fees paid to the Independent Directors disclosed above in “Item 10—Executive Compensation—Director Compensation” and determined that those transactions were within the limits of the independence standards set by Nasdaq and did not impact their ability to continue to serve as Independent Directors.

ITEM 14 – PRINCIPAL ACCOUNTANT FEES AND SERVICES

          With respect to the years ended December 31, 2008 and 2007 the aggregate fees billed by Cole & Reed, P.C. are as follows:

	2008		2007

Audit Fees	$227,350	96.6%	$318,250	97.7%
Audit Related Fees	$9,100	3.4%	$7,500	2.3%
Tax Fees	$—	0.0%	$—	0.0%
All Other Fees	$—	0.0%	$—	0.0%

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

          The Audit Committee determined that the non-audit services provided by Cole & Reed, P.C. during the year ended December 31, 2008 and 2007 were compatible with maintaining the independence of Cole & Reed, P.C.

PART IV

ITEM 15 – EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents Filed as a Part of this Annual Report on Form 10-K:

          The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K.

          Consolidated Balance Sheets at December 31, 2008 and 2007; and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006; Notes to Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

(b)	Exhibits

The exhibits listed below are filed as a part of this Annual Report on Form 10-K.

Exhibit No.	Description

1.1	Form of Underwriting Agreement[4]

3.1	Certificate of Incorporation, as amended[1]

3.2	Bylaws[1]

4.1	Specimen stock certificate[2]

4.2	Form of warrant agreement, including form of Class A and Class B warrants[4]

4.3	Specimen unit certificate[2]

4.4	Form of representative’s warrant[4]

4.5	Mortgage and loan agreement dated December 31, 2004[1]

4.6	Indenture of trust dated December 31, 2004[1]

4.7	Real estate loan due August 1, 2028[1]

4.8	Agreement of the registrant to furnish agreements defining rights of holders of long term debt[1]

10.1	Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon J. Brandt, Jr. Dated June 12, 2006[1]

10.2	Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas, dated May 19, 2006[1]

10.3	Vaughan Foods, Inc. equity incentive plan[2]

10.4	Form of Securities Purchase and Subscription Agreement dated as of July 17, 2006[1]

10.5	Form of Registration Rights Agreement dated as of July 17, 2006[1]

10.6	Promissory Note dated September 25, 2006[1]

10.7	Form of Lock-Up Agreement[2]

10.8	Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon Brandt, Jr. dated April 20, 2007[5]

10.9	Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas dated April 20, 2007[3]

10.10	Form of amended Promissory Note dated September 25, 2006[3]

10.11	Amended Promissory Note dated September 25, 2006[5]

10.12	Promissory Note dated July 3, 2007[5]

10.13	Promissory Note dated July 3, 2007[5]

10.14 +	Form of Interim Executive Services Agreement dated June 29, 2007[6]

10.15	Loan Agreement dated as of December 31, 2007[7]

10.16	Security Agreement dated as of December 31, 2007[7]

10.17	Form of Employee Incentive Stock Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended[8]

10.18	Form of Non-Employee Director Non-Qualified Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended[8]

10.19	Form of Consultant Non-Qualified Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended[8]

10.20	Revolving Credit Loan Promissory Note dated as of December 31, 2007[7]

10.21	Management Agreement, dated April 8, 2009, between Registrant and Herbert B. Grimes.

10.22	Management Agreement, dated April 8, 2009, between Registrant and Mark E. Vaughan.

10.23	Management Agreement, dated April 8, 2009, between Registrant and Gene P. Jones.

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

**	Furnished, not filed, pursuant to Item 601(b) (32) of Regulation S-K.

+	Management contract, compensation plan or arrangement

1.	Previously filed as an exhibit to the initial filing of our registration statement on Form S-1 filed on October 6, 2006

2.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on January 30, 2007

3.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on April 26, 2007

4.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on May 10, 2007

5.	Previously filed as an exhibit to our quarterly report on Form 10-Q filed on August 12, 2007

6.	Previously filed as an exhibit to our current report on Form 8-K filed on August 15, 2007

7.	Previously filed as an exhibit to our current report on Form 8-K filed on January 4, 2008

8.	Previously filed as an exhibit to our current report on Form 8-K filed on December 3, 2008

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAUGHAN FOODS, INC.

By:	/s/ Herbert B. Grimes

Herbert B. Grimes
Chairman of the Board of Directors and
Chief Executive Officer

Date: April 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

Prinicipal Executive Officer:

/s/ Herbert B. Grimes	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	April 15, 2009

Prinicipal Finanical Officer and Principal Accounting Officer:

/s/ Gene P. Jones	Chief Financial Officer and Principal Accounting Officer	April 15, 2009

/s/ Mark E. Vaughan	Chief Operating Officer and Director	April 15, 2009

/s/ Robert S. Dillon	Director	April 15, 2009

/s/ Richard A. Kassar	Director	April 15, 2009

/s/ Laura J. Pensiero	Director	April 15, 2009

EXHIBIT INDEX

Exhibit No.	Description

1.1	Form of Underwriting Agreement[4]

3.1	Certificate of Incorporation, as amended[1]

3.2	Bylaws[1]

4.1	Specimen stock certificate[2]

4.2	Form of warrant agreement, including form of Class A and Class B warrants[4]

4.3	Specimen unit certificate[2]

4.4	Form of representative’s warrant[4]

4.5	Mortgage and loan agreement dated December 31, 2004[1]

4.6	Indenture of trust dated December 31, 2004[1]

4.7	Real estate loan due August 1, 2028[1]

4.8	Agreement of the registrant to furnish agreements defining rights of holders of long term debt[1]

10.1	Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon J. Brandt, Jr. Dated June 12, 2006[1]

10.2	Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas, dated May 19, 2006[1]

10.3	Vaughan Foods, Inc. equity incentive plan[2]

10.4	Form of Securities Purchase and Subscription Agreement dated as of July 17, 2006[1]

10.5	Form of Registration Rights Agreement dated as of July 17, 2006[1]

10.6	Promissory Note dated September 25, 2006[1]

10.7	Form of Lock-Up Agreement[2]

10.8	Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon Brandt, Jr. dated April 20, 2007[3]

10.9	Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas dated April 20, 2007[3]

10.10	Form of amended Promissory Note dated September 25, 2006[3]

10.11	Amended Promissory Note dated September 25, 2006[5]

10.12	Promissory Note dated July 3, 2007[5]

10.13	Promissory Note dated July 3, 2007[5]

10.14 +	Form of Interim Executive Services Agreement dated June 29, 2007[6]

10.15	Loan Agreement dated as of December 31, 2007[7]

10.16	Security Agreement dated as of December 31, 2007[7]

10.17	Form of Employee Incentive Stock Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended[8]

10.18	Form of Non-Employee Director Non-Qualified Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended[8]

10.19	Form of Consultant Non-Qualified Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended[8]

10.20	Revolving Credit Loan Promissory Note dated as of December 31, 2007[7]

10.21	Management Agreement, dated April 8, 2009, between Registrant and Herbert B. Grimes.

10.22	Management Agreement, dated April 8, 2009, between Registrant and Mark E. Vaughan.

10.23	Management Agreement, dated April 8, 2009, between Registrant and Gene P. Jones.

31.1*	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2*	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1**	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

**	Furnished, not filed, pursuant to Item 601(b) (32) of Regulation S-K.

+	Management contract, compensation plan or arrangement

1.	Previously filed as an exhibit to the initial filing of our registration statement on Form S-1 filed on October 6, 2006

2.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on January 30, 2007

3.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on April 26, 2007

4.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on May 10, 2007

5.	Previously filed as an exhibit to our quarterly report on Form 10-Q filed on August 12, 2007

6.	Previously filed as an exhibit to our current report on Form 8-K filed on August 15, 2007

7.	Previously filed as an exhibit to our current report on Form 8-K filed on January 4, 2008

8.	Previously filed as an exhibit to our current report on Form 8-K filed on December 3, 2008