Form 10-Q
period 2009-03-31
Vaughan Foods, Inc.
filed 2009-05-12
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to

Commission file number 001-33446

VAUGHAN FOODS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1342046
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

216 N.E. 12th Street, Moore, OK	73160
(Address of principal executive offices)	(Zip Code)

(405) 794-2530
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☐   Smaller reporting company    ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No   ☑

Number of shares outstanding of the registrant’s common stock, as of May 8, 2009:

Class	Shares Outstanding

Common Stock, $0.001 par value per share	4,623,077

VAUGHAN FOODS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2009
INDEX

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Vaughan Foods, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Vaughan Foods, Inc. and subsidiary (the “Company”) as of March 31, 2009, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2009 and 2008, and the related statement of stockholders' equity for the three months ended March 31, 2009. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of the Company as of December 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 18, 2009, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2008, and the accompanying statement of stockholders’ equity for the year ended December 31, 2008, are fairly stated, in all material respects, in relation to the financial statements from which they have been derived.

Oklahoma City, Oklahoma
May 11, 2009

Vaughan Foods, Inc.
Consolidated Balance Sheets
March 31, 2009 & December 31, 2008

	March 31, 2009	December 31, 2008

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Cash receipts subject to account control agreement	837,584	—
Accounts receivable, net of allowance for credit losses of $140,870 at March 31, 2009 and $140,870 at December 31, 2008	6,382,939	5,323,125
Inventories	3,540,658	3,376,180
Prepaid expenses and other assets	126,002	76,880
Deferred tax assets	295,984	310,266

Total current assets	11,183,167	9,086,451

Restricted assets:
Cash	428,287	287
Investments	731,983	561,715

Total restricted assets	1,160,270	562,002

Property and equipment, net	16,835,848	17,058,691

Other assets:
Loan origination fees, net of amortization	586,491	368,192
Intangible assets	100,226	107,938
Deferred tax assets, noncurrent	2,478,180	2,300,701

Total other assets	3,164,897	2,776,831

Total assets	32,344,182	29,483,975

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	9,334,777	7,960,982
Disbursements in transit	1,001,097	1,236,264
Line of credit	2,777,857	1,000,000
Note payable to former owners of Allisons Gourmet Kitchens, LP	802,500	802,500
Accrued liabilities	2,160,606	1,850,705
Current portion of long-term debt	1,098,795	1,093,974
Current portion of capital lease obligation	207,542	203,672

Total current liabilities	17,383,174	14,148,097

Long term liabilities:
Long-term debt, net of current portion	7,804,314	7,949,941
Capital lease obligation, net of current portion	40,839	94,479
Deferred gain on sale of assets	70,502	79,467

Total long-term liabilities	7,915,655	8,123,887

Stockholders’ equity:
Common stock, $0.001 par value; authorized 50,000,000 shares; 4,623,077 shares issued and outstanding at March 31, 2009 and December 31, 2008	4,623	4,623
Preferred stock, $0.001 par value; authorized 5,000,000 shares;
0 shares issued and outstanding at March 31, 2009 and December 31, 2008	—	—
Paid in Capital	12,670,607	12,571,302
Retained Earnings (deficit)	(5,629,877)	(5,363,934)

Total stockholders’ equity	7,045,353	7,211,991

Total liabilities and stockholders’ equity	$32,344,182	$29,483,975

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Operations
For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,

	2009	2008

	(unaudited)	(unaudited)

Net sales	$22,319,004	$20,816,235
Cost of sales	20,368,196	18,770,839

Gross profit	1,950,808	2,045,396

Selling, general and administrative expenses	2,149,736	2,419,845

Operating income (loss)	(198,928)	(374,449)

Interest expense	(226,530)	(178,807)
Gain (loss) on sale of assets	(3,789)	—
Interest income	107	20,787

Other income and expense, net	(230,212)	(158,020)

Net income (loss) before income taxes	(429,140)	(532,469)

Income tax expense (benefit)	(163,197)	(114,499)

Net income (loss)	$(265,943)	$(417,970)

Weighted average shares outstanding - basic and diluted	4,623,077	4,623,077

Net income (loss) per share - basic and diluted	$(0.06)	$(0.09)

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
For the Year Ended December 31, 2008 and the Three Months Ended March 31, 2009

	Common Stock				Retained Earnings (Deficit)	Total Stockholders’ Equity
			Paid in Capital	Member Capital
	Shares issued	Amount

Balance at January 1, 2008	4,623,077	4,623	12,563,803	80,167	(2,000,806)	10,647,787

Exclusion of previously consolidated variable interest entity	—	—	—	(80,167)	—	(80,167)
Issuance of stock options in connection with Equity Incentive Plan	—	—	7,499	—	—	7,499
Net (loss)	—	—	—	—	(3,363,128)	(3,363,128)

Balance at December 31, 2008	4,623,077	4,623	12,571,302	—	(5,363,934)	7,211,991

Issuance of stock options in connection with Equity Incentive Plan (unaudited)	—	—	24,844	—	—	24,844
Issuance of stock warrants in connection with refinancing revolving line of credit (unaudited)			74,461			74,461
Net (loss) (unaudited)	—	—	—	—	(265,943)	(265,943)

Balance at March 31, 2009 (unaudited)	4,623,077	$4,623	$12,670,607	$—	$(5,629,877)	$7,045,353

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2009 and 2008

	Three Months Ended March 31,

	2009	2008

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss)	$(265,943)	$(417,970)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	454,977	414,169
Provision for credit losses	—	(80,778)
Loss on sale of assets	3,789	—
Stock option expense	27,496	—
Deferred income taxes	(163,197)	(114,499)
Changes in operating assets and liabilities:
Accounts receivable	(1,059,814)	(83,509)
Inventories	(164,478)	(63,742)
Prepaid expenses and other assets	(49,122)	(25,462)
Accounts payable	1,373,795	1,220,883
Disbursements in transit	(235,167)	—
Accrued liabilities	309,901	220,142

Net cash provided by operating activities	232,237	1,069,234

Cash flows from investing activities:
Purchases of property and equipment	(208,009)	(1,163,224)
Investments in Restricted assets	(598,268)	(197,715)
Proceeds from sale of assets	—	692,600
Deconsolidation of variable interest entity	—	(80,167)

Net cash (used by) investing activities	(806,277)	(748,506)

Cash flows from financing activities:
Payments of loan origination fees	(175,657)	(5,086)
Proceeds from line of credit	2,777,857	—
Repayments of line of credit	(1,000,000)	—
Cash receipts subject to account control agreement	(837,584)	—
Repayment of long-term debt and capital leases	(190,576)	(229,049)
Repayments of short-term borrowings	—	(1,000,000)

Net cash provided by (used by) financing activities	574,040	(1,234,135)

Net increase (decrease) in cash and cash equivalents	—	(913,407)

Cash and cash equivalents at beginning of period	—	2,698,474

Cash and cash equivalents at end of period	$—	$1,785,067

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of capitalized interest	$176,056	$199,784

Supplemental disclosures of noncash financing and investing activities:
Decrease in amounts payable to former owners of Wild About Food due to net loss incurred by Wild	$—	$183,885

Issuance of stock options issued in connection with refinancing revolving line of credit	$74,461	$—

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2009 and 2008

(1)	Nature of Operations

Vaughan Foods, Inc. (the “Company”) is an Oklahoma-based specialty food processor serving customers in a multi-state region. The Company and its subsidiary operate from processing facilities in Moore, Oklahoma and Fort Worth, Texas.

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

For purposes of the consolidated statements of cash flows, the Company considers investments with maturities of three months or less at date of purchase to be cash equivalents. Cash subject to account control agreement represents unrestricted cash that results from collections of trade accounts receivable. Such amounts are generally applied the next business day to outstanding balances and accrued interest on the new revolving credit agreement, and subject to availability and other terms of the agreement, can be reborrowed immediately after being applied to the line of credit.

	(e)	Disbursements in Transit

Disbursements in transit as presented in the consolidated balance sheet and consolidated statement of cash flows, represent drafts for payment to the Company’s vendors in transit and in the process of being collected.

	(f)	Accounts Receivable and Credit Policies

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

The carrying amount of accounts receivable is reduced by an allowance for credit losses that reflects management’s estimate of the amounts that will not be collected. The allowance for credit losses is based on various factors including among other things, (a) our assessment of the collectibility of specific customer accounts, (b) our macro assessment of political and economic risk, (c) the overall aging of accounts receivable portfolio, and (d) the effects each of these and other factors have on the consolidated portfolio. Balances still outstanding after management has used reasonable collection efforts are charged off to the valuation allowance. Recoveries on accounts previously charged off are credited to the valuation allowance.

A lien exists on certain receivables related to fresh produce under the Perishable Agricultural Commodities Act of 1930, which partially subordinates the lien placed by the line of credit.

(g)	Inventories

Inventories consist principally of food products and are stated at the lower of average cost (which approximates first-in, first-out) or market. Costs included in inventories consist of materials, certain prepaid expenses related to materials, packaging supplies, and labor. General and administrative costs are not charged to inventories.

(h)	Property and Equipment

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

Depreciation, including assets classified as capital leases, are provided using the straight-line method over the following estimated useful lives:

	Plant and improvements	15 - 40 years

	Machinery and equipment	2 - 15 years

	Transportation equipment	3 - 10 years

	Office equipment	2 - 7 years

(i)	Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(j)	Revenue Recognition

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

(k)	Accounting for Rebates

The Company establishes liabilities for rebates to customers based on specific programs, expected usage and historical experience.

(l)	Income Taxes

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

(m)	Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) excludes dilution and is calculated by dividing net income (loss) available to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted EPS is computed in a manner similar to that of basic EPS except that the weighted-

average number of common shares outstanding is increased to include the number of incremental common shares (computed using the treasury stock method) that would have been outstanding if all potentially dilutive common shares (such as stock options) were issued during the period. Diluted EPS is not presented if the effect of the incremental shares is anti-dilutive.

As of March 31, 2009, the Company has Class A and Class B warrants outstanding resulting from its initial public offering. The exercise price of both classes of warrants exceeds the Company’s stock price, therefore the Company has not included these warrants as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

On November 26, 2008, the Company granted 619,120 stock options to certain employees, members of the board of directors and certain consultants to the Company, as further described in Note 14, vesting over four years. The exercise price of the options is equal to the Company’s stock price on the date of issuance, which exceeds the Company’s average stock price, therefore the Company has not included these options as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

On March 6, 2009, the Company issued a warrant to purchase 252,454 shares of common stock to its lender in connection with refinancing its revolving line of credit, as further described in Note 7. The exercise price of the warrant is greater than the Company’s average stock price over the period beginning with the date of issuance and ending at March 31, 2009, therefore the Company has not included the options associated with the warrant in diluted earnings per share because the effects of inclusion would be anti-dilutive.

(n)	Use of Estimates

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

(o)	Fair Value of Financial Instruments

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

All of the Company’s investments are classified as available for sale and are stated at fair value. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders’ equity until realized. There were no unrealized gains or losses for the three and nine months ended March 31, 2009 and 2008. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings. As of March 31, 2009 and December 31, 2008, the Company’s investments consisted primarily of guaranteed investment contracts at a fixed interest rate of 2.25 percent.

(q)	Stock-Based Compensation

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

(r)	Recently Issued Accounting Pronouncements

In September of 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.

SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this statement had no effect on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which provides companies an option to report selected financial assets and liabilities at fair value. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 159 does not require any new fair value measurements. However, if applied, SFAS No. 159 requires companies to provide information helping financial statement users to understand the effect of a company’s choice to use fair value in determining its earnings, as well as to display the fair value of the assets and liabilities a company has chosen to use fair value for on the face of its balance sheet. Additionally, SFAS No. 159 establishes presentation and disclosure requirements designed to simplify comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. The Company has determined the effects of the adoption of this statement did not have an effect on its consolidated financial statements, because the Company has elected not to report any liabilities or assets at any value other than that achieved by historical cost, and that if the Company were to make such an election, the difference in values reported on the Company’s consolidated financial statements would not provide more relevant and understandable information for the users of the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”, which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS No. 160 had no effect on the Company’s consolidated financial statements unless the Company acquires less than 100 percent of an entity, since Company’s subsidiaries are owned 100 percent as of December 31, 2008. Accordingly, the effect of application of SFAS No. 160 on future acquisitions will vary depending on the nature of the acquistion.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, which amends and expands the disclosure requirements of SFAS No. 133. SFAS No. 161 requires enhanced disclosures about an entity’s derivative and hedging activities. The statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161 did not have a material effect on the consolidated financial statements due to the absence of derivatives and hedging instruments in the Company’s consolidated financial statements. If the Company engages in activities which include derivatives and hedging instruments, then the adoption of SFAS No. 161 could have an effect on its consolidated financial statements, and such effect could be material.

In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). This FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for our interim and annual financial statements beginning in 2009. The adoption of FSP 142-3 did not have a material effect on the Company’s consolidated financial statements.

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

The Company incurred a loss of $3.4 million in 2008, used cash of $2.7 million and experienced a decrease in working capital of $6.6 million during 2008.

Management has taken several actions to provide assurance that the Company will continue as a going concern through December 31, 2009, including plans to enhance and conserve liquidity and capital resources. These plans include, among other things, (a) aggressive cost and cash management, including a moratorium on hiring of non-core personnel, compensation adjustments, and non-essential capital expenditures, (b) increased operational discipline, including the completion of the implementation of an Enterprise Resource Planning system designed to strengthen internal accounting and operational controls, and provide considerably more transparency and visibility into the business, (c) timely and adequate pricing adjustments to mitigate changes in input costs, (d) undertaking steps to mitigate the effects of spikes on certain input and commodity costs, (e) continued aggressive management of the balance sheet, capital structure and working capital, (f) refinancing the revolving line of credit, which was completed during the first quarter of 2009, and (g) continuing to seek longer-term sources of capital, such as consideration of sales and leasebacks of real estate assets. Not all of these actions will be undertaken with equal importance, and some may not be implemented at all. Those that are implemented may not be successful in achieving management’s objectives. There can be no assurance that actions taken will be sufficient to enable management to mitigate the effects of continuing fragile economic conditions, and other external market conditions which are beyond the control of management. A further worsening of the economy in the United States of America could materially adversely affect the Company’s business, including its results of operations, financial condition and prospects.

During the three months ended March 31, 2009, the Company incurred a loss of $0.3 million. The Company increased its short-term borrowings under its new revolving line of credit $1.8 million and continues to manage its cash and capital resources.

(4)	Inventories

A summary of inventories follows:

	March 31, 2009	December 31, 2008
	(unaudited)

Raw materials and supplies	$2,985,669	$2,740,137
Finished goods	481,989	472,879
Deferred production costs	73,000	163,164

Total inventory	$3,540,658	$3,376,180

The Company has advanced certain monies related to growing costs to growers, pursuant to contracts and accounted for those advanced monies as “Deferred production costs”. The prepaid amounts represent raw materials that have yet to be harvested.

(5)	Restricted Assets

The Company is required to hold cash in reserve in separate trust accounts applicable to its $5.0 million Cleveland County Industrial Authority Industrial Development Revenue Bonds, issued December 2004. The project construction account represents proceeds of the bond offering to be drawn for approved capital expenditures. The debt reserve account represents funds to be used for debt service in the event of default. The interest and principal accounts represent deposits to be used for debt service. Letters of credit are amounts placed in deposit with a lending institution for purposes of securing letters of credit. These assets are as follows:

	March 31, 2009	December 31, 2008
	(unaudited)
Project construction account	$287	$287
Debt reserve account	500,000	500,000
Interest fund account	107,614	29,456
Principal fund account	124,369	32,259
Letters of credit	428,000	—

Total restricted assets	$1,160,270	$562,002

(6)	Property and Equipment

Property and equipment, at cost, consists of the following:

	March 31, 2009	December 31, 2008
	(unaudited)
Land	$238,162	$238,162
Plant and improvements	11,693,585	11,693,585
Machinery and equipment	9,083,707	9,083,707
Transportation equipment	523,817	560,257
Office equipment	178,991	178,991
Software development	1,609,720	1,420,811
Construction in progress	181,715	162,616

	23,509,697	23,338,129
Less accumulated depreciation	(6,673,849)	(6,279,438)

Property and equipment, net	$16,835,848	$17,058,691

During the three months ended March 31, 2009 and 2008, depreciation expense, including depreciation on assets classified as capital leases, was $418,098 and $380,616, respectively.

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

On December 31, 2007, the Company secured a $5.0 million secured bank line of credit, due on March 31, 2010, providing for interest, floating at the bank’s prime rate minus 0.625 percent (the “prior revolving line of credit”). The rate was adjustable quarterly depending on the Company’s financial ratio of funded debt to EBITDA, as defined (earnings before interest, tax, depreciation and amortization). A change in the financial ratio would have caused a variation in the adjustment to the prime rate in the range between 1.000% and 0.375%. The line of credit was secured by accounts receivable, inventory and general intangibles, and subject to a debt service coverage ratio covenant of 1.25x to 1.00, as defined, for which the Company was not in compliance as of June 30, 2008, and the event of non-compliance was continuing through December 31, 2008.

The Company obtained a waiver of non-compliance with the agreement from its lender and subsequent to the execution of that waiver, availability under the prior revolving line of credit was tied to certain benchmarks of performance, such that the Company’s availability was limited to $1.0 million through December 31, 2008. The interest rate on the prior revolving line of credit was the prime rate plus 1.0 percent. There were short-term borrowings under the prior revolving line of credit of $1.0 million December 31, 2008.

On March 18, 2009, the Company closed on an asset-based line of credit of up to $3.0 million, secured by accounts receivable and inventories (the “new revolving line of credit”). The new revolving line of credit bears interest, floating at the Wall Street Journal Prime Rate plus 4.5 percent, and is subject to certain financial covenants, including minimum cash position and EBITDA, measured on a monthly and quarterly basis, respectively, which the Company was in compliance with at March 31, 2009. The new revolving line of credit matures on May 1, 2010. In connection with the new revolving line of credit, the Company issued 252,454 warrants to purchase common stock of the Company. The prior line of credit was retired with proceeds from the new revolving line of credit. Cash receipts from customers are deposited into a bank account that is subject to an account control agreement, wherein the funds are held for collection – generally one-to-two days – before being applied to balances outstanding under the new revolving line of credit. Once the funds are applied to balances outstanding, additional borrowing capacity is created, and funds can be immediately re-borrowed, subject to the other terms of the new revolving line of credit agreement. There were short-term borrowings under the new revolving line of credit of $2.8 million at March 31, 2009.

(8)	Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	March 31, 2009	December 31, 2008
	(unaudited)
6.75 - 7.10% Cleveland County Industrial Revenue Bonds secured by real property final payment due December 1, 2024	$4,015,000	$4,015,000
5.75 - 9.00% Real estate loans secured by real property final payments due July 22, 2009 and August 1, 2028	3,361,211	3,383,671
8.75% Equipment loan secured by manufacturing equipment final payment due March 3, 2011	1,293,644	1,396,674
Various equipment and real estate loans with interest rates from 4.75 - 9.56% and due dates from 2009-2021	233,254	248,570

Total long-term debt	8,903,109	9,043,915
Less current portion	1,098,795	1,093,974

Net long-term debt	$7,804,314	$7,949,941

The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows:

Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of 1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. If the Debt Service coverage ratio reported for each of the previous four quarters is less than 1.50x to 1.00 the Company is required to retain a consultant. As of March 31, 2009, our earnings before interest, income tax, depreciation and amortization (EBITDA) is a negative number which causes our debt service coverage ratio to result in a negative number, and therefore is not a meaningful ratio.

Current Ratio: The Company is required to maintain a current ratio of 1.10x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of March 31, 2009 is 0.64x to 1.00.

Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of March 31, 2009 is 1.11x to 1.00.

Accounts Payable: The Company agrees that not more than 20 percent of its accounts payable shall be in excess of 75 days past due. The actual percentage as of March 31, 2009 is 1 percent.

Accounts Receivable: The Company agrees that not more than 20 percent of accounts receivable will be in excess of 90 days past due. The actual percentage as of March 31, 2009 is 1.3 percent.

Capital lease obligations consist of the following:

	March 31, 2009	December 31, 2008
	(unaudited)

8.95 - 9.19% Equipment leases	$248,381	$297,429
8.62% Equipment lease	—	722

	248,381	298,151
Less current portion	207,542	203,672

Net long-term debt	$40,839	$94,479

Annual Debt Service Requirements

The annual principal payment requirements to maturity, for long-term debt and capital lease obligations at March 31, 2009 are as follows:

Year Ending March 31,	Long-Term Debt	Capital Lease Obligations	Total

2010	$1,098,795	$207,542	$1,306,337
2011	1,389,886	40,839	1,430,725
2012	504,052	—	504,052
2013	541,793	—	541,793
2014	580,292	—	580,292
Thereafter	4,788,291	—	4,788,291

Principal outstanding at March 31, 2009	$8,903,109	$248,381	$9,151,490

During the the three months ended March 31, 2009 and 2008, total interest costs were $223,878 and $178,807.

(9)	Accrued Liabilities

A summary of accrued liabilities follows:

	March 31, 2009	December 31, 2008
	(unaudited)
Rebates and commissions	$1,070,916	$1,122,673
Interest expense	182,814	88,652
Compensation	457,591	195,071
Workers’ compensation	226,883	283,566
Promotions and incentives	159,839	154,113
Property taxes	61,197	5,977
Other	1,366	653

Total accrued liabilities	$2,160,606	$1,850,705

(10)	Intangible Assets

The Company holds an intangible asset, a customer list acquired by the Company in the amount of $154,210. The Company began amortizing the asset to expense over a period of five years beginning July 1, 2007, resulting in amortization expense of $7.712 and $7,712 during the the three months ended March 31, 2009 and 2008, respectively, accumulated amortization expense of $53,984 and a net carrying amount at March 31, 2009 of $100,226.

(11)	Income Taxes

Income tax expense (benefit) for the three months ended March 31, 2009 and 2008, consist of the following:

	Three months ended March 31,
	2009	2008
	(unaudited)
Current:
Federal	$—	$—
State	—	—

	—	—

Deferred:
Federal	(146,012)	(102,442)
State	(17,185)	(12,057)

	(163,197)	(114,499)

Total income tax expense (benefit)	$(163,197)	$(114,499)

Deferred tax assets (liabilities) are as follows:

	March 31, 2009	December 31, 2008
	(unaudited)
Net operating loss carryforward	$3,181,982	$3,037,028
Depreciation	(731,820)	(759,901)
Deferred gain on sale of assets	26,791	30,198
Inventory capitalization	69,897	54,789
Reserve for worker compensation expense	86,216	107,755
Allowance for credit losses	53,531	53,531
Oklahoma job and investment credits	866,310	866,310
Allowance for state job and investment credits	(778,743)	(778,743)

Net deferred tax asset	$2,774,164	$2,610,967

Current portion	$295,984	$310,266
Non-current portion	2,478,180	2,300,701

	$2,774,164	$2,610,967

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

The Company is not currently subject to any specific audit by any federal, state or local taxing authority. There are tax positions previously taken which could give rise to uncertainty, and therefore there are no calculations or classifications of interest, penalties or effects on income tax rates related to such uncertainties. The Company has taken the position that the acquistion of Allison’s is a non-taxable transaction.

As of March 31, 2009, the Company has a net operating loss carryforward of $8.4 million representing a tax asset of $3.2 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $867,000 of which the Company has elected to provide a realizability allowance of $779,000 resulting in a net carrying amount of $88,000. If unused, the credits will commence expiring on December 31, 2021.

Actual income tax expenses differ from “expected” income tax, computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, as follows:

	Three months ended March 31,
	2009	2008
	(unaudited)	(unaudited)
Computed “expected” income taxes	$(145,908)	$(181,039)
State income taxes, net of federal income tax	(17,289)	(11,484)
Permanent difference due to gain on sale of assets	—	78,024
Utilization of net operating loss carryforwards against current income	—	—

	$(163,197)	$(114,499)

(12)	Operating Leases

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

(unaudited)
2010	$678,195
2011	509,052
2012	258,380
2013	181,224
2014	39,942

$1,666,793

(13)	Employee Benefit Plans

In 2002, the Company adopted a Flexible 401(k) plan covering all full-time employees with a minimum of one year of service. The plan contained a provision for the Company to contribute an amount equal to 25 percent of the employee’s elective deferral rate, up to a maximum of 4 percent of the employee’s compensation. The Company’s contributions to the plan during the three months ended March 31, 2008 were $2,683. The Company terminated the 401(k) plan effective December 31, 2008.

(14)	Stock Based Compensation

In August 2006, the Company adopted the 2006 Equity Incentive Plan (the “Plan”) providing for potential awards of up to 1,000,000 options to purchase shares of common stock in the Company. On November 26, 2008, the Compensation Committee of the Board of Directors of the Company approved a proposal by management to issue stock options under the Plan to certain employees, directors and consultants of the Company or a Subsidiary. Except as noted below, options shall have a 10-year term, and shall vest at 25% per year, commencing on the first anniversary of the grant date. The grant date was November 26, 2008, and the exercise prices are equal to the closing market price on November 25, 2008 ($0.69), except for owners of 10% or more of the total shares of the Company. Exercise prices for the 10% and greater owners are 110% of the closing market price on November 25, 2008 ($0.76) and the options (i) have term of five (5) years and (ii) vest at the rate of 25% per year. In all cases, the options shall immediately vest upon a Change in Control of the Company, as defined in the Plan. All options granted to employees are intended to qualify as Incentive Stock Options, as defined by Section 422 of the Internal Revenue Code of 1986, as amended, and the stock options granted to non-employee directors and consultants to the Company or a Subsidiary will be Nonqualified Stock Options as provided for in the Plan. The Company uses the Black-Scholes method of valuing the options and charges amounts to earnings using the straight-line method over the vesting period. The Company charged $7,500 and $22,075 against earnings during the year ended December 31, 2008, and the three months ended March 31, 2009, respectively, leaving a total of $324,125 of unrecognized expense in conection with the issuance of the stock options. The assumptions used to value the options and the options granted to the owners of 10% or more of the total shares of the Company are as follows:

Expected volatility	118.47%

Expected term (months)	75.04
except for owners of 10% or more of the Company’s shares, for which the expected life assumption is 45.02

Expected dividend yield	0.00%

Risk Free Rate	2.43%

except for owners of 10% or more of the Company’s shares, for which the risk free rate assumption is 1.38%

A summary of option activity under the Plan as of March 31, 2009 and changes during the year then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at January 1, 2009	605,000	$0.70	$0.58
Granted	14,120	0.69	0.35
Vested	—	—	—
Exercised	—	—	—
Forfeited or expired	—	—	—

Outstanding at March 31, 2009	619,120	$0.70	$0.57

Excercisable at March 31, 2009	—	$—	$—

(15)	Major Customers

The Company has supply arrangements with two certain distributors, representing 13 percent and 12 percent of its gross revenues. Both distributors are composed of numerous distinct purchasing units. No individual purchasing unit of either distributor represents greater than 4 percent of gross revenues.

(16)	Commitments and Contingencies

The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at March 31, 2009, which would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

General

          We are an integrated processor and distributor of value-added, refrigerated foods. We are uniquely able to distribute fresh-cut produce items along with a full array of value-added refrigerated prepared food multiple times per week. We sell to both food service and retail sectors. Our products consist of fresh-cut vegetables, fresh-cut fruits, salad kits, prepared salads, dips, spreads, soups, sauces and side dishes.

Critical Accounting Policies

          The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and our estimates, assumptions and judgments routinely require adjustment. The amounts of our assumptions regarding assets and liabilities reported in our consolidated balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by the critical estimates and assumptions which are used for, but not limited to, the accounting for inventory, customer rebates, allowance for credit losses, impairment of long-lived assets, intangible assets, income taxes and stock-based compensation. Actual results could differ from these estimates and such differences could be material.

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

Income taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either (a) the generation of future taxable income during the periods in which those temporary differences become deductible, or (b) the carryback of losses to recover income taxes previously paid during the carryback period. As of March 31, 2009, we have net operating loss carryforwards of $8.4 million, representing a deferred tax asset of 3.2 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $867,000 of which we have elected to provide a realizability allowance of $779,000, resulting in a net carrying amount of $88,000. If unused, the credits will commence expiring on December 31, 2021.

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

Comparison of Three Months Ended March 31, 2009 and 2008

We recorded a net loss for the first quarter of 2009 of $266,000 or $0.06 per share compared to a net loss of $418,000 or $0.09 per share in the same period of 2008. Stabilization of fuel and commodity food prices combined with our increases in prices charged to our customers have improved our gross margins in comparison to the third and fourth quarters of 2008, and are approaching our historical levels that we experienced in the comparable quarter of 2008. We expect to benefit from the increased pricing for the remainder of 2009, however we can provide no assurance that fuel and commodity food prices will remain stable.

Net sales. Net sales increased 7.2 percent to $22.3 million from $20.8 million in the same period of 2008 due primarily to higher prices charged to customers and to a lesser extent increased sales of higher priced items. During 2008 we increased prices to our customers to mitigate the effects of increased raw material and transportation costs.

Gross profit. Our gross profit margin decreased from 9.8 percent in the first quarter of 2008 to 8.7 percent in the first quarter of 2009. Our cost of sales increased $1.6 million as we paid $662,000 more for raw material food products, $43,000 more for packaging materials and $132,000 more for utilities and waste removal in our processing facilities in the first quarter of 2009 compared to the same period of 2008. Our cost of delivering our products to our customer was $107,000 less in the first quarter of 2009 compared to the first quarter of 2008, due primarily to a reduction of diesel fuel costs. We paid $859,000 more for labor and labor related expenses in our processing facilities which we believe are primarily due to general labor shortages in Oklahoma caused by immigration enforcement legislation and to a lesser extent to a slight increase in product volume in our processing facilities. We have previously undertaken several different steps to mitigate the effects of the reduced labor supply, and subsequently experienced an improvement in our retention and labor efficiency. However, we expect our labor costs to remain higher than our historical labor costs.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased to $2.1 million in the first quarter of 2009 compared to $2.4 million in same period of 2008. Our general corporate expenses including auditing, consulting, legal and travel expenses were reduced by $149,000. We reduced our sales and adminstrative salaries and commissions by $55,000 as a result of integrating the functions of finance and sales between our facilities. We reduced all other categories of selling, general and administrative expense by $66,000, net.

Other income and expense. Other income and expense resulted in a net expense of $230,000 in the first quarter of 2009 compared to a net expense of $158,000 in the same period of 2008. Interest income decreased due to our lower invested cash balances resulting from funds required for operations and capital expenditures during the last two quarters of 2008.

Interest expense increased to $227,000 in the first quarter of 2009 from $179,000 in the same period of 2008, primarily due to borrowings on our revolving line of credit, which was zero during the first quarter of 2008. We started the first quarter of 2009 with $1.0 million in short term borrowings on our revolving line of credit, then refinanced with a new lender during March 2009. Borrowings on the new or refinanced line of credit were $2.8 million at March 31, 2009.

Income tax expense (benefit). We recognized an income tax benefit of $163,000 in the first quarter of 2009 compared to a benefit of $114,000 in the same period of 2008. The primary cause of the income tax benefit in both periods is primarily due to operating losses and the creation of net operating loss carryforward tax assets.

Liquidity and Capital Resources

          Our Form 10-K filed with the U.S. Securities and Exchange Commission on April 15, 2009, includes a detailed discussion of our liquidity and capital resources and our analysis of the current economic and credit conditions. The following is an update and should be read in conjunction with the Liquidity and Capital Resources discussion on our Form 10-K.

          We completed the refinancing of our revolving line of credit on March 18, 2009, extending our availability from $1.0 million to $3.0 million. Proceeds of the refinancing were used to (a) payoff the previous line of credit of $1.0 million (b) fund letters of credit of $0.4 million and (c) provide additional working capital to fund our operations. We experienced an overall decrease in working capital of $1.1 million primarily due to increasing our short-term borrowings on our new revolving line of credit and increasing our vendor payables as we increased our inventories and accounts receivable resulting from seasonally higher revenues.

          The terms of our new revolving line of credit are significantly more expensive than would be expected during times of less restrictive credit conditions and matures in the second quarter of 2010. However, we can provide no assurance that economic and credit conditions will improve, that we can obtain any additional financing which may be required to fund our business, that we can replace our revolving line of credit when it matures or that our actual cash requirements will not be greater than we currently anticipate.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Market risk is the risk of loss to future earnings or future cash flows that may result from changes in economic factors. In the normal course of business, we are exposed to market risks related to changes in interest rates and prices of our raw materials.

Interest Rate Risk. We are subject to market risk from exposure to fluctuations in interest rates. Some of our debt instruments contain variable interest rates adjusted quarterly and upon date of change, and indexed by different published rates. At March 31, 2009 our revolving line of credit variable interest rate was 7.75 percent, or Wall Street Journal Prime Rate plus 4.5 percent. As of March 31, 2009 there were borrowings of $2.8 million. Other long-term debt, totaling $3.4 million, secured by real estate and other assets also have variable rates indexed by LIBOR and other lending institution Base Rates. A change in interest rates of 1.0 percent on our total debt outstanding at March 31, 2009, of $12.7 million would cause an increase in interest expense of $0.1 million.

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

Fuel Cost. Our business is highly dependent upon timely delivery of our products by our fleet of delivery equipment. Increases in diesel fuel prices increased our delivery costs during the last three years and more significantly during 2008. Diesel fuel prices have moderated during the first quarter of 2009. Our diesel fuel purchases for use in our delivery equipment represent 2.1 percent and 3.7 percent of our total cost of sales for the three months ended March 31, 2009 and the year ended December 31, 2008, respectively. An increase of $1.00 per gallon of diesel fuel purchased would cause an increase in our total cost of sales of approximately $850,000 annually, or 1 percent of our net sales at our 2008 rate. Increases in diesel fuel costs included increased raw material costs for inbound freight, and our cost to deliver products to our customers. Material increases in fuel costs put us at a competitive disadvantage compared to suppliers located closer to their customers.

ITEM 4. CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures

          The Company maintains disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.

          Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 31, 2009. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2009.

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

Item 1A. Risk Factors

          Our Form 10-K filed with the U.S. Securities and Exchange Commission on April 15, 2009, includes a detailed discussion of our risk factors. Since that time, there have been no material changes to our risk factors.

Item 2. Stock Option Awards

Stock Option Awards

          The Company intends to file a registration statement on Form S-8 with the Securities and Exchange Commission registering the Common Stock issuable under the terms of the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended (the “Plan”) before any options issued under the Plan are exercisable. Information regarding securities authorized for issuance under our equity compensation plan is included in our Form 10-K filed with the U.S. Securities and Exchange Commission on April 15, 2009.

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

Dated: May 8, 2009

Vaughan Foods, Inc.

	By:	/s/ Herbert B. Grimes
Herbert B. Grimes
Chairman of the Board of Directors and Chief Executive Officer

(Principal Executive Officer)

Dated: May 8, 2009

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