Form 10-Q
period 2009-06-30
Vaughan Foods, Inc.
filed 2009-08-14
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 001-33446

VAUGHAN FOODS, INC.

(Exact name of registrant as specified in its charter)

Oklahoma	73-1342046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

216 N.E. 12th Street, Moore, OK	73160
(Address of principal executive offices)	(Zip Code)

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

Number of shares outstanding of the registrant’s common stock, as of August 14, 2009:
Class	Shares Outstanding

Common Stock, $0.001 par value per share	4,623,077

VAUGHAN FOODS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2009
INDEX

i

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Vaughan Foods, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Vaughan Foods, Inc. and subsidiary (the “Company”) as of June 30, 2009, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2009 and 2008, and the consolidated statements of cash flows for the six-month periods ended June 30, 2009 and 2008, and the related statement of stockholders’ equity for the six-month period ended June 30, 2009. These consolidated financial statements are the responsibility of the Company's management.

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

Oklahoma City, Oklahoma
August 14, 2009

Vaughan Foods, Inc.
Consolidated Balance Sheets
June 30, 2009 & December 31, 2008

	June 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$-	$-
Cash receipts subject to account control agreement	1,459,016	-
Accounts receivable, net of allowance for credit losses of $131,403 at June 30, 2009 and $140,870 at December 31, 2008	7,151,487	5,323,125
Inventories	4,156,097	3,376,180
Prepaid expenses and other assets	193,550	76,880
Deferred tax assets	316,009	310,266

Total current assets	13,276,159	9,086,451

Restricted assets:
Cash	528,287	287
Investments	739,820	561,715

Total restricted assets	1,268,107	562,002

Property and equipment, net	16,518,213	17,058,691

Other assets:
Loan origination fees, net of amortization	533,731	368,192
Intangible assets	92,514	107,938
Deferred tax assets, noncurrent	2,443,471	2,300,701

Total other assets	3,069,716	2,776,831

Total assets	$34,132,195	$29,483,975

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$9,680,958	$7,960,982
Disbursements in transit	2,346,058	1,236,264
Line of credit	2,930,681	1,000,000
Note payable to former owners of Allisons Gourmet Kitchens, LP	802,500	802,500
Accrued liabilities	2,278,972	1,850,705
Current portion of long-term debt	1,104,571	1,093,974
Current portion of capital lease obligation	186,445	203,672

Total current liabilities	19,330,185	14,148,097

Long term liabilities:
Long-term debt, net of current portion	7,646,692	7,949,941
Capital lease obligation, net of current portion	11,779	94,479
Deferred gain on sale of assets	61,537	79,467

Total long-term liabilities	7,720,008	8,123,887

Stockholders' equity:
Common stock, $0.001 par value; authorized 50,000,000 shares; 4,623,077 shares issued and outstanding at June 30, 2009 and December 31, 2008	4,623	4,623
Preferred stock, $0.001 par value; authorized 5,000,000 shares; 0 shares issued and outstanding at June 30, 2009 and December 31, 2008	-	-
Paid in Capital	12,689,712	12,571,302
Retained Earnings (deficit)	(5,612,333)	(5,363,934)

Total stockholders' equity	7,082,002	7,211,991

Total liabilities and stockholders' equity	$34,132,195	$29,483,975

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2009 and 2008

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$27,465,917	$24,423,914	$49,784,922	$45,253,189
Cost of sales	24,825,433	22,618,327	45,188,883	41,408,175
Gross profit	2,640,484	1,805,587	4,596,039	3,845,014
Selling, general and administrative expenses	2,328,778	2,489,928	4,483,260	4,903,803
Operating income (loss)	311,706	(684,341)	112,779	(1,058,789)
Interest expense	(289,350)	(224,580)	(515,880)	(403,389)
Gain (loss) on sale of asset	9,868	17,930	6,079	17,930
Interest income	4	8,814	110	29,602
Other income and expense, net	(279,478)	(197,836)	(509,691)	(355,857)
Net income (loss) before income taxes	32,228	(882,177)	(396,912)	(1,414,646)
Income tax expense (benefit)	14,684	(335,863)	(148,513)	(450,362)
Net income (loss)	$17,544	$(546,314)	$(248,399)	$(964,284)
Weighted average shares outstanding
Basic	4,623,077	4,623,077	4,623,077	4,623,077
Diluted	4,759,932	4,623,077	4,623,077	4,623,077
Net income (loss) per share
Basic	$0.00	$(0.12)	$(0.05)	$(0.21)
Diluted	$0.00	$(0.12)	$(0.05)	$(0.21)

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
For the Year Ended December 31, 2008 and the Six Months Ended June 30, 2009

	Common Stock			Member	Retained	Total
			Paid in	Capital	Earnings	Stockholders'
	Shares issued	Amount	Capital	(Deficit)	(Deficit)	Equity
Balance at January 1, 2008	4,623,077	$4,623	$12,563,803	$80,167	$(2,000,806)	$10,647,787

Exclusion of previously consolidated variable interest entity	-	-	-	(80,167)	-	(80,167)
Issuance of stock options in connection with Equity Incentive Plan	-	-	7,499	-	-	7,499
Net (loss)	-	-	-	-	(3,363,128)	(3,363,128)

Balance at December 31, 2008	4,623,077	4,623	12,571,302	-	(5,363,934)	7,211,991

Issuance of stock options in connection with Equity Incentive Plan (unaudited)	-	-	43,949	-	-	43,949
Issuance of stock warrants in connection with refinancing revolving line of credit (unaudited)	-	-	74,461	-	-	74,461
Net (loss) (unaudited)	-	-	-	-	(248,399)	(248,399)

Balance at June 30, 2009 (unaudited)	4,623,077	$4,623	$12,689,712	$-	$(5,612,333)	$7,082,002

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2009 and 2008

	Six Months Ended June 30,
	2009	2008
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss)	$(248,399)	$(964,284)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	963,197	882,181
Provision for credit losses	(9,467)	(32,519)
(Gain) on sale of asset	(6,079)	(17,930)
Stock option expense	43,949	-
Deferred income taxes	(148,513)	(450,362)
Changes in operating assets and liabilities:
Accounts receivable	(1,818,895)	(821,355)
Inventories	(779,917)	(1,003,707)
Prepaid expenses and other assets	(116,670)	(90,113)
Accounts payable	1,719,976	3,170,883
Disbursements in transit	1,109,794	-
Accrued liabilities	428,267	(1,867)

Net cash provided by operating activities	1,137,243	670,927

Cash flows from investing activities:
Purchases of property and equipment	(311,302)	(1,586,919)
Investments in restricted assets	(706,105)	(45,901)
Proceeds from sale of assets	5,000	692,600
Deconsolidation of variable interest entity	-	(80,167)

Net cash (used in) investing activities	(1,012,407)	(1,020,387)

Cash flows from financing activities:
Payments of loan origination fees	(203,922)	(5,086)
Proceeds from line of credit	2,930,681	-
Repayments on line of credit	(1,000,000)	-
Cash receipts subject to account control agreement	(1,459,016)	-
Repayment of long-term debt and capital leases	(392,579)	(403,174)
Repayments of notes payable to former owners of Allison's Gourmet Kitchens, LP	-	(197,500)
Cash paid to former owners of Wild About Food	-	(45,000)
Repayments of short-term borrowings	-	(1,000,000)

Net cash (used in) financing activities	(124,836)	(1,650,760)

Net increase (decrease) in cash and cash equivalents	-	(2,000,220)

Cash and cash equivalents at beginning of period	-	2,698,474

Cash and cash equivalents at end of period	$-	$698,254

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$374,813	$424,699

Supplemental disclosures of noncash financing and investing activities:
Decrease in amounts payable to former owners of Wild About Food due to net loss incurred by Wild	$-	$410,078

Stock options issued in connection with refinancing revolving line of credit	$74,461	$-

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2009 and 2008

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

On June 30, 2007, the Company acquired the net assets of Allison's Gourmet Kitchens, LP (“Allison’s”). All of the assets and liabilities of Allison’s were assumed by the Company.

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

	(d)	Subsequent Events

We have evaluated subsequent events through August 14, 2009, the date of issuance of the condensed consolidated financial statements.

	(e)	Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, the Company considers investments with maturities of three months or less at date of purchase to be cash equivalents. Cash subject to account control agreement represent unrestricted cash that results from collections of trade accounts receivable. Such amounts are generally applied the next business day to outstanding balances and accrued interest on the new revolving credit agreement, and subject to availability and other terms of the agreement, can be re-borrowed immediately after being applied to the line of credit.

	(f)	Disbursements in Transit

Disbursements in transit as presented in the consolidated balance sheets and consolidated statements of cash flows, represent drafts for payment to the Company’s vendors in transit and in the process of being collected.

	(g)	Accounts Receivable and Credit Policies

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

As of June 30, 2009, the Company has Class A and Class B warrants outstanding resulting from its initial public offering. The exercise price of both classes of warrants exceeds the Company’s stock price, therefore the Company has not included these warrants as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

The unaudited consolidated statement of operations for the three month period ended on June 30, 2009, reports net income in the amount of $17,544 and includes a calculation of both basic and diluted earnings per share. The result of the earnings per share calculation rounds to $0.00 net income per share for both basic and diluted calculations.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Basic average common shares outstanding	4,623,077	4,623,077	4,623,077	4,623,077
Effect of dilutive incentive stock options	68,234	-	-	-
Effect of dilutive stock options issued in connection with refinancing revolving line of credit	68,621	-	-	-
Diluted average common shares outstanding	4,759,932	4,623,077	4,623,077	4,623,077

(n)	Use of Estimates

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

All of the Company's investments are classified as available for sale and are stated at fair value. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders' equity until realized. There were no unrealized gains or losses for the three and six months ended June 30, 2009 and 2008. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings. As of June 30, 2009 and December 31, 2008, the Company's investments consisted primarily of guaranteed investment contracts at a fixed interest rate of 2.25 percent.

(q)	Stock-Based Compensation

The Company accounts for stock option expense in accordance with SFAS No. 123R. Under the fair value recognition provisions of SFAS 123R, stock option expense cost is measured at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period, net of estimated forfeitures. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The Company awards stock options to employees, executive officers, directors and certain consultants.

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

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The statement is effective for the Company’s second quarter ending June 30, 2009, and the Company adopted the provisions of SFAS No. 165 in these consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)”, which changes how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The statement will become effective for the Company’s fiscal year beginning January 1, 2010. The Company is currently evaluating the effect the adoption of this statement will have on its consolidated financial statements.

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

During the six months ended June 30, 2009, the Company incurred a loss of $0.2 million. The Company increased its short-term borrowings under its new revolving line of credit by $1.9 million and continues to manage its cash and capital resources.

(4)      Inventories

A summary of inventories follows:

	June 30,	December 31,
	2009	2008
	(unaudited)
Raw materials and supplies	$3,590,064	$2,740,137
Finished goods	550,122	472,879
Deferred production costs	15,911	163,164

Total inventory	$4,156,097	$3,376,180

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

	June 30,	December 31,
	2009	2008
	(unaudited)
Project construction account	$287	$287
Debt reserve account	500,000	500,000
Interest fund account	23,274	29,456
Principal fund account	216,546	32,259
Letters of credit	528,000	-

Total restricted assets	$1,268,107	$562,002

(6)     Property and Equipment

Property and equipment, at cost, consists of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)
Land	$238,162	$238,162
Plant and improvements	11,693,585	11,693,585
Machinery and equipment	9,251,830	9,083,707
Transportation equipment	485,159	560,257
Office equipment	198,875	178,991
Software development	1,672,960	1,420,811
Construction in progress	33,762	162,616
	23,574,333	23,338,129
Less accumulated depreciation	(7,056,120)	(6,279,438)
Property and equipment, net	$16,518,213	$17,058,691

During the three months ended June 30, 2009 and 2008, depreciation expense, including depreciation on assets classified as capital leases, was $416,951 and $410,710,respectively. During the six months ended June 30, 2009 and 2008, depreciation expense, including depreciatio on assets classified as capital leases, was $835,048 and $791,326, respectively.

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

The Company obtained a waiver of non-compliance with the agreement from its lender and subsequent to the execution of that waiver, availability under the prior revolving line of credit was tied to certain benchmarks of performance, such that the Company’s availability was limited to $1.0 million through December 31, 2008. The interest rate on the prior revolving line of credit was the prime rate plus 1.0 percent. There were short-term borrowings under the prior revolving line of credit of $1.0 million at December 31, 2008.

On March 18, 2009, the Company closed on an asset-based line of credit of up to $3.0 million, secured by accounts receivable and inventories (the “new revolving line of credit”). The new revolving line of credit bears interest, floating at the Wall Street Journal Prime Rate plus 4.5 percent, and is subject to certain financial covenants, including minimum cash position and EBITDA, measured on a monthly and quarterly basis, respectively, which the Company was in compliance with or has obtained a waiver of compliance at June 30, 2009. The new revolving line of credit matures on May 1, 2010. In connection with the new revolving line of credit, the Company issued 252,454 warrants to purchase common stock of the Company. The new revolving line of credit replaces the prior line of credit, which was retired with proceeds from the new revolving line of credit. Cash receipts from customers are deposited into a bank account that is subject to an account control agreement, wherein the funds are held for collection – generally one-to-two days – before being applied to balances outstanding under the new revolving line of credit. Once the funds are applied to balances outstanding, additional borrowing capacity is created, and funds can be immediately re-borrowed, subject to the other terms of the new revolving line of credit agreement. There were short-term borrowings under the new revolving line of credit of $2.9 million at June 30, 2009.

(8)	Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)
6.75 - 7.10 % Cleveland County
Industrial Revenue Bonds
secured by real property
final payment due December 1, 2024	$4,015,000	$4,015,000
5.75 - 9.00 % Real estate loans
secured by real property
final payments due September 22, 2009
and August 1, 2028	3,328,769	3,383,671
8.75 % Equipment loan
secured by manufacturing equipment
final payment due March 3, 2011	1,189,760	1,396,674
Various equipment and real estate loans
with interest rates from 4.75 - 9.56% and
due dates from 2009 - 2021	217,734	248,570

Total long-term debt	8,751,263	9,043,915
Less current portion	1,104,571	1,093,974
Net long-term debt	$7,646,692	$7,949,941

The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows: Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of 1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. If the Debt Service coverage ratio reported for each of the previous four quarters is less than 1.50x to 1.00 the Company is required to retain a consultant. As of June 30, 2009, our earnings before interest, income tax, depreciation and amortization (EBITDA) is a negative number which causes our debt service coverage ratio to result in a negative number, and therefore is not a meaningful ratio.

Current Ratio: The Company is required to maintain a current ratio of 1.10x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of June 30, 2009 is 0.69x to 1.00. Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of June 30, 2009 is 1.08x to 1.00.

Accounts Payable: The Company agrees that not more than 20 percent of its accounts payable shall be in excess of 75 days past due. The actual percentage as of June 30, 2009 is 2.2 percent.

Accounts Receivable: The Company agrees that not more than 20 percent of accounts receivable will be in excess of 90 days past due. The actual percentage as of June 30, 2009 is 1.3 percent.

Capital lease obligations consist of the following:

	June 30,	December 31,
	2009	2008
	(unaudited)
8.95 - 9.19 % Equipment leases	$198,224	$297,429
8.62 % Equipment lease	-	722
	198,224	298,151
Less current portion	186,445	203,672
Net long-term debt	$11,779	$94,479

The annual principal payment requirements to maturity, for long-term debt and capital lease obligations at June 30, 2009 are as follows:

Year Ending		Capital Lease
June 30,	Long-Term Debt	Obligations	Total
2010	$1,104,571	$186,445	$1,291,016
2011	1,267,812	11,779	1,279,591
2012	505,860	-	505,860
2013	543,778	-	543,778
2014	582,471	-	582,471
Thereafter	4,746,771	-	4,746,771
Principal outstanding at
June 30, 2009	$8,751,263	$198,224	$8,949,487

During the the three and six months ended June 30, 2009 and 2008, total interest costs were $289,350, $224,580, $515,880 and $403,389, respectfully.

(9)      Accrued Liabilities

A summary of accrued liabilities follows:

	June 30,	December 31,
	2009	2008
	(unaudited)
Rebates and commissions	$1,145,910	$1,122,673
Interest expense	114,625	88,652
Compensation	517,247	195,071
Workers' compensation	217,580	283,566
Promotions and incentives	218,520	154,113
Property taxes	57,430	5,977
Other	7,660	653
Total accrued liabilities	$2,278,972	$1,850,705

(10)	Intangible Assets

The Company holds an intangible asset, a customer list acquired by the Company in the amount of $154,210. The Company began amortizing the asset to expense over a period of five years beginning July 1, 2007, resulting in amortization expense of $7,712 and $7,712, respectively during the three months ended June 30, 2009 and 2008. Amortization expense was $15,424 and $15,424 during the six months ended June 30, 2009 and 2008, respectively. Accumulated amortization expense as of June 30, 2009 was $61,696 resulting in a net carrying amount of $92,514.

(11)	Income Taxes

Income tax expense (benefit) for the three and six months ended June 30, 2009 and 2008, consist of the following:

	Three months ended June 30,		Six months ended
	2009	2008	2009	2008
	(unaudited)		(unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
	-	-	-	-
Deferred:
Federal	13,138	(300,496)	(132,875)	(402,940)
State	1,546	(35,366)	(15,638)	(47,423)
	14,684	(335,862)	(148,513)	(450,363)
Total income tax expense (benefit)	$14,684	$(335,862)	$(148,513)	$(450,363)

Deferred tax assets (liabilities) are as follows:

	June 30,	December 31,
	2009	2008
	(unaudited)
Net operating loss carryforward	$3,123,729	$3,037,028
Depreciation	(712,716)	(759,901)
Deferred gain on sale of assets	23,384	30,198
Inventory capitalization	104,903	54,789
Reserve for worker compensation expense	82,680	107,755
Allowance for credit losses	49,933	53,531
Oklahoma job and investment credits	866,310	866,310
Allowance for state job and investment credits	(778,743)	(778,743)
Net deferred tax asset	$2,759,480	$2,610,967

Current portion	$316,009	$310,266
Non-current portion	2,443,471	2,300,701
	$2,759,480	$2,610,967

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

As of June 30, 2009, the Company has a net operating loss carryforward of $8.2 million representing a tax asset of $3.1 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $867,000 of which the Company has elected to provide a realizability allowance of $779,000 resulting in a net carrying amount of $88,000. If unused, the credits will commence expiring on December 31, 2021.

Actual income tax expenses differ from "expected" income tax, computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, as follows:

	Three months ended June 30,		Six months ended
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Computed "expected" income taxes	$10,958	$(301,429)	$(134,950)	(480,980)
State income taxes, net of federal income tax	1,289	(34,434)	(15,876)	(47,406)
Permanent difference due to gain on sale of assets	-	-	-	78,024
Other	2,437	-	2,313	-
	$14,684	$(335,863)	$(148,513)	$(450,362)

(12)      Operating Leases

The Company has noncancelable long-term operating leases for certain distribution equipment with various expiration dates, leases for refrigerated warehouse and office space and leases for office equipment. The equipment leases require the Company to pay a base rate plus specific mileage amounts. Future minimum annual lease payments for these long-term leases for the next five years ending June 30,

(unaudited)
2010	$715,354
2011	511,913
2012	309,455
2013	169,595
2014	19,971
$1,726,288

(13)	Employee Benefit Plans

In 2002, the Company adopted a Flexible 401(k) plan covering all full-time employees with a minimum of one year of service. The plan contained a provision for the Company to contribute an amount equal to 25 percent of the employee’s elective deferral rate, up to a maximum of 4 percent of the employee’s compensation. The Company's contributions to the plan during the three and six months ended June 30, 2008 were $1,548 and $2,575, respectively. The Company terminated the 401(k) plan effective December 31, 2008.

(14)	Stock Based Compensation

In August 2006, the Company adopted the 2006 Equity Incentive Plan (the “Plan”) providing for potential awards of up to 1,000,000 options to purchase shares of common stock in the Company. On November 26, 2008, the Compensation Committee of the Board of Directors of the Company approved a proposal by management to issue stock options under the Plan to certain employees, directors and consultants of the Company or a Subsidiary. Except as noted below, options shall have a 10-year term, and shall vest at 25% per year, commencing on the first anniversary of the grant date. The grant date was November 26, 2008, and the exercise prices are equal to the closing market price on November 25, 2008 ($0.69), except for owners of 10% or more of the total shares of the Company. Exercise prices for the 10% and greater owners are 110% of the closing market price on November 25, 2008 ($0.76) and the options (i) have term of five (5) years and (ii) vest at the rate of 25% per year. In all cases, the options shall immediately vest upon a Change in Control of the Company, as defined in the Plan. All options granted to employees are intended to qualify as Incentive Stock Options, as defined by Section 422 of the Internal Revenue Code of 1986, as amended, and the stock options granted to non-employee directors and consultants to the Company or a Subsidiary will be Nonqualified Stock Options as provided for in the Plan. The Company uses the Black-Scholes method of valuing the options and charges amounts to earnings using the straight-line method over the vesting period. The Company charged $7,499 and $43,949 against earnings during the year ended December 31, 2008, and the six months ended June 30, 2009, respectively, leaving a total of $302,251 of unrecognized expense in conection with the issuance of the stock options. The assumptions used to value the options and the options granted to the owners of 10% or more of the total shares of the Company are as follows:

Expected volatility	118.47%
Expected term (months)	75.04
except for owners of 10% or more of the Company’s shares, for which the expected life assumption is 45.02

Expected dividend yield	0.00%
Risk Free Rate	2.43%
except for owners of 10% or more of the Company’s shares, for which the risk free rate assumption is 1.38%

A summary of option activity under the Plan as of June 30, 2009 and changes during the period then ended is as

		Weighted	Weighted
		Average	Average
		Exercise	Fair
Options	Shares	Price	Value

Outstanding at January 1, 2009	605,000	$0.70	$0.58
Granted	14,120	0.69	0.35
Vested	-	-	-
Exercised	-	-	-
Forfeited or expired	(17,500)	0.69	0.60

Outstanding at June 30, 2009	601,620	$0.70	$0.57

Excercisable at June 30, 2009	-	$-	$-

(15)	Major Customers

The Company has supply arrangements with two certain distributors, representing 12 percent and 11 percent of its revenues. Both distributors are composed of numerous distinct purchasing units. No individual purchasing unit of either distributor represents greater than 4 percent of gross revenues. The Company derives 13 percent of its revenue from a certain retailer, servicing all of its distribution centers located within the United States of America.

(16)	Commitments and Contingencies

The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at June 30, 2009, which would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

(17)	Initial Public Offering

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

The Class A and Class B warrants expire on June 27, 2012.

A portion of the proceeds from the initial public offering were used to (a) acquire the net assets of Allison’s for $1.5 million in cash and a deferred payment of $1.0 million, (b) repay a short-term borrowing of $2.0 million which was used to complete the extension of our existing facility, and (c) repay our bank line of credit of $2.7 million. The remainder of the proceeds were used to supplement our working capital and for general corporate purposes.

On June 30, 2008, the $1.0 million deferred payment to acquire the net assets of Allison’s was partially retired and an amount of $802,500 was further deferred until June 30, 2009, with a note issued to our current Chief Executive Officer, Herbert Grimes, bearing interest at 10%. On July 17, 2009, the Company notified Herbert Grimes that it was unable to retire the note. On August 13, 2009, Mr. Grimes agreed to a new note with a principal amount of $882,750, requiring scheduled weekly payments until June 30, 2010. The Company and Mr. Grimes further agreed that payment of the principal amount is subject to the Company’s ability to pay.

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

General

     Unless the context requires otherwise, all references in this report to “we,” “our,” “us,” and the “Company” refer to Vaughan Foods, Inc. and its consolidated subsidiary as a whole.

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

Income taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either (a) the generation of future taxable income during the periods in which those temporary differences become deductible, or (b) the carryback of losses to recover income taxes previously paid during the carryback period. As of June 30, 2009, we have net operating loss carryforwards of $8.2 million, representing a deferred tax asset of 3.1 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $867,000 of which we have elected to provide a realizability allowance of $779,000, resulting in a net carrying amount of $88,000. If unused, the credits will commence expiring on December 31, 2021.

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

Comparison of Three Months Ended June 30, 2009 and 2008

We recorded net income for the second quarter of 2009 of $18,000 compared to a net loss of $546,000 in the same period of 2008. Stabilization of diesel fuel and commodity food prices, such as corn, wheat and soybeans, combined with alignment of pricing with our input costs, have improved our gross margins in comparison to the same period of 2008. We can provide no assurance that fuel and commodity prices will remain stable, however we expect to continue to benefit from our price adjustments and remain focused on our input costs and the need to adjust pricing to our customers.

Net sales. Net sales increased 12.5 percent to $27.5 million in the second quarter of 2009 compared to $24.4 million in the same period of 2008. Most of the increase was attributable to rate, rather than volume—primarily to higher prices charged to our customers and to a lesser extent increased sales of higher priced items.

Gross profit. Our gross profit margin increased from 7.4 percent in the second quarter of 2008 to 9.6 percent in the second quarter of 2009. Our costs of sales increased $2.2 million, as we paid $1.5 million more for raw materials, $1.3 million more for labor and labor related costs, $0.7 million less for delivery costs and $0.1 million more for trash disposal. We anticipate our raw material and labor costs to continue to be greater than what we have experienced historically due to economic changes and we continue to evaluate the need to adjust pricing to our customers to mitigate the effects of these higher costs and restore our gross profit margins to our historical levels. The decreases in our delivery costs are primarily related to diesel fuel costs which have been at more manageable levels in the first half of 2009 as compared to 2008. We can provide no assurance that diesel fuel prices will remain manageable in the future.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased from $2.5 million in the second quarter of 2008 to $2.3 million in the second quarter of the current year. We reduced our sales and adminstrative salaries and commissions and consulting expenses as a result of integrating the functions of finance and sales between our facilities.

Other income and expense. Other income and expense resulted in a net expense of $279,000 in the second quarter of 2009 compared to a net expense of $198,000 in the second quarter of 2008. Interest income decreased from $9,000 in the second quarter of 2008 to $0 in the second quarter of 2009, as we have employed all of our available cash resources to fund our operations. We experienced a gain on sale of assets in the amount of $10,000 in the second quarter of 2009 compared to a gain of $18,000 in the second quarter of 2008.

Interest expense increased to $289,000 during the second quarter of 2009 compared to $225,000 in the second quarter of 2008, due primarily to interest expense and amortization of loan origination fees associated with borrowings on and completion of, our new revolving line of credit. We had no borrowings under our line of credit during the second quarter of 2008.

Income tax expense (benefit). We recognized an income tax expense of $15,000 in the second quarter of 2009 compared to an income tax benefit of $336,000 during the second quarter of 2008 due primarily to reporting of net income in the current year compared to reporting a net loss in the prior year.

Comparison of Six Months Ended June 30, 2009 and 2008

We recorded a net loss of $248,000 in the first six months of 2009 compared to a net loss of $964,000 in the first six months of 2008. Stabilization of diesel fuel and commodity food prices, such as corn, wheat and soybeans, combined with higher prices charged to our customers have improved our gross margins in comparison to the same period of 2008. We continue to monitor our costs and the need to adjust pricing to our customers as we restore our margins to our historical levels.

Net sales. Net sales increased 10.0 percent in the first six months of 2009 in comparison to the first six months of 2008. Most of the increase was attributable to rate, rather than volume—primarily to higher prices charged to our customers and to a lesser extent increased sales of higher priced items.

Gross profit. Our gross profit increased from 8.5 percent, or $3.8 million, in the first half of 2008 to 9.2 percent, or $4.6 million, in the first half of 2009. Our costs of sales increased $3.8 million as we paid $2.9 million more for raw materials, $2.1 million more for labor and labor related costs, $0.8 million less for delivery costs and $0.4 million less for maintenance and repair items and operating supplies. We anticipate our raw material costs will continue to be greater than what we have experienced historically due to permanent changes in economic conditions including higher fuel costs globally. We believe that our labor costs will continue to be higher than historical costs due to (1) general labor shortages caused by immigration enforcement legislation enacted in the State of Oklahoma, (2) increases in labor rates due to minimum wage statutes and (3) general inflation in the United States of America. We continue to evaluate the need to adjust pricing to our customers to mitigate the effects of these higher costs and restore our gross profit margins to our historical levels. The decreases in our delivery costs are primarily related to diesel fuel costs are moderately less in the first half of 2009 as compared to 2008. We can provide no assurance that diesel fuel prices will remain at current levels.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased from $4.9 million in the first six months of 2008 to $4.5 million in the same period of the current year. We reduced our sales and adminstrative salaries and commissions and consulting expenses as a result of integrating the functions of finance and sales between our facilities.

Other income and expense. Other income and expense resulted in a net expense of $510,000 in the first six months of 2009 compared to a net expense of $356,000 in the same period of 2008. Interest income decreased from $30,000 in the six months ended June 30, 2008 to $0 in the same period of 2009, as we have employed all of our available cash resources to fund our operations. We experienced a net gain on sale of assets in the amount of $6,000 in the second quarter of 2009 compared to a gain of $18,000 in the second quarter of 2008.

Interest expense increased to $516,000 from $403,000 in the same period of 2008, due primarily to interest expense and amortization of loan origination fees associated with borrowings on and completion of, our new revolving line of credit. We had no borrowings under our line of credit during the first six months of 2008.

Income tax expense (benefit). We recognized an income tax benefit $149,000 in the first six months of 2009 compared to an income tax benefit of $450,000 in the same period of 2008. The primary cause of the income tax benefits in both periods is primarily due to operating losses and the recognition of net operating loss carryforward deferred tax assets.

Liquidity and Capital Resources

     Our Form 10-K filed with the U.S. Securities and Exchange Commission on April 15, 2009, includes a detailed discussion of our liquidity and capital resources and our analysis of the current economic and credit conditions. The following is an update and should be read in conjunction with the Liquidity and Capital Resources discussion on our Form 10-K.

     We completed the refinancing of our revolving line of credit on March 18, 2009, extending our availability from $1.0 million to $3.0 million. Proceeds of the refinancing were used to (a) payoff the previous line of credit of $1.0 million (b) fund letters of credit of $0.4 million and (c) provide additional working capital to fund our operations. We experienced an overall decrease in working capital of $1.0 million during the first six months of 2009 primarily due to increasing our short-term borrowings on our new revolving line of credit and increasing our vendor payables as we increased our inventories and accounts receivable resulting from seasonally higher revenues.

     The terms of our new revolving line of credit are significantly more expensive than would be expected during times of less restrictive credit conditions and matures in the second quarter of 2010. However, we can provide no assurance that economic and credit conditions will improve, that we can obtain any additional financing which may be required to fund our business, that we can replace our revolving line of credit when it matures or that our actual cash requirements will not be greater than we currently anticipate. We continue to seek alternatives to financing our operations and potential growth.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     Market risk is the risk of loss to future earnings or future cash flows that may result from changes in economic factors. In the normal course of business, we are exposed to market risks related to changes in interest rates and prices of our raw materials.

Interest Rate Risk. We are subject to market risk from exposure to fluctuations in interest rates. Some of our debt instruments contain variable interest rates adjusted quarterly and upon date of change, and indexed by different published rates. At June 30, 2009 our revolving line of credit variable interest rate was 7.75 percent, or Wall Street Journal Prime Rate plus 4.5 percent. As of June 30, 2009 there were borrowings of $2.9 million. Other long-term debt, totaling $3.3 million, secured by real estate and other assets also have variable rates indexed by LIBOR and other lending institution Base Rates. A change in interest rates of 1.0 percent on our total debt outstanding at June 30, 2009, of $12.7 million would cause an increase in interest expense of $0.1 million.

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

Fuel Cost. Our business is highly dependent upon timely delivery of our products by our fleet of delivery equipment. Increases in diesel fuel prices increased our delivery costs during the last three years and more significantly during 2008. Diesel fuel prices have moderated during the first quarter of 2009. Our diesel fuel purchases for use in our delivery equipment represent 2.2 percent and 4.7 percent of our total cost of sales for the three months ended June 30, 2009 and the year ended December 31, 2008, respectively. An increase of $1.00 per gallon of diesel fuel purchased would cause an increase in our total cost of sales of approximately $850,000 annually, or 1 percent of our net sales. Increases in diesel fuel costs included increased raw material costs for inbound freight, and our cost to deliver products to our customers. Material increases in fuel costs put us at a competitive disadvantage compared to suppliers located closer to their customers.

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

     Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2009.

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

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K.

Exhibit No.	Description

10.1	Promissory note dated August 13, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2009

Vaughan Foods, Inc.

By:	/s/ Herbert B. Grimes
Herbert B. Grimes Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

Dated: August 14, 2009

Vaughan Foods, Inc.

By:	/s/ Gene P. Jones
Gene P. Jones Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Promissory note dated August 13, 2009.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.