Form 10-Q
period 2009-09-30
Vaughan Foods, Inc.
filed 2009-11-10
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to

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

Number of shares outstanding of the registrant’s common stock, as of November 5, 2009:

Class	Shares Outstanding

Common Stock, $0.001 par value per share	4,623,077

VAUGHAN FOODS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2009
INDEX

i

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Vaughan Foods, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Vaughan Foods, Inc. and subsidiary (the “Company”) as of September 30, 2009, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2009 and 2008, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2009 and 2008, and the related statement of stockholders’ equity for the nine-month period ended September 30, 2009. These consolidated financial statements are the responsibility of the Company’s management.

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

Oklahoma City, Oklahoma
November 10, 2009

Vaughan Foods, Inc.
Consolidated Balance Sheets
September 30, 2009 & December 31, 2008

	September 30, 2009	December 31, 2008
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$-	$-
Cash receipts subject to account control agreement	833,492	-
Accounts receivable, net of allowance for credit losses of $131,403 at September 30, 2009 and $140,870 at December 31, 2008	5,281,266	5,323,125
Inventories	3,570,016	3,376,180
Prepaid expenses and other assets	133,083	76,880
Deferred tax assets	310,543	310,266

Total current assets	10,128,400	9,086,451

Restricted assets:
Cash	528,287	287
Investments	901,948	561,715

Total restricted assets	1,430,235	562,002

Property and equipment, net	16,149,192	17,058,691

Other assets:
Loan origination fees, net of amortization	468,361	368,192
Intangible assets	84,802	107,938
Deferred tax assets, noncurrent	2,610,860	2,300,701

Total other assets	3,164,023	2,776,831

Total assets	$30,871,850	$29,483,975

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,220,768	$7,960,982
Disbursements in transit	1,666,101	1,236,264
Line of credit	2,336,273	1,000,000
Note payable to former owners of Allisons Gourmet Kitchens, LP	875,819	802,500
Accrued liabilities	2,081,776	1,850,705
Current portion of long-term debt	1,107,048	1,093,974
Current portion of capital lease obligation	146,932	203,672

Total current liabilities	16,434,717	14,148,097

Long term liabilities:
Long-term debt, net of current portion	7,498,457	7,949,941
Capital lease obligation, net of current portion	-	94,479
Deferred gain on sale of assets	52,572	79,467

Total long-term liabilities	7,551,029	8,123,887

Stockholders’ equity:
Common stock, $0.001 par value; authorized 50,000,000 shares; 4,623,077 shares issued and outstanding at September 30, 2009 and December 31, 2008	4,623	4,623
Preferred stock, $0.001 par value; authorized 5,000,000 shares; 0 shares issued and outstanding at September 30, 2009 and December 31, 2008	-	-
Paid in Capital	12,711,857	12,571,302
Retained Earnings (deficit)	(5,830,376)	(5,363,934)

Total stockholders’ equity	6,886,104	7,211,991

Total liabilities and stockholders’ equity	$30,871,850	$29,483,975

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2009 and 2008

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$24,107,433	$23,874,602	$73,892,354	$69,127,791
Cost of sales	22,123,101	22,928,973	67,310,730	64,339,303

Gross profit	1,984,332	945,629	6,581,624	4,788,488

Selling, general and administrative expenses	2,067,191	2,573,301	6,551,704	7,474,950

Operating income (loss)	(82,859)	(1,627,672)	29,920	(2,686,462)

Interest expense	(306,074)	(200,447)	(821,954)	(603,835)
Gain (loss) on sale of asset	8,965	(93,521)	15,044	(75,591)
Interest income	2	5,135	112	34,737

Other income and expense, net	(297,107)	(288,833)	(806,798)	(644,689)

Net income (loss) before income taxes	(379,966)	(1,916,505)	(776,878)	(3,331,151)

Income tax expense (benefit)	(161,923)	(757,973)	(310,436)	(1,208,335)

Net income (loss)	$(218,043)	$(1,158,532)	$(466,442)	$(2,122,816)

Weighted average shares outstanding - basic and diluted	4,623,077	4,623,077	4,623,077	4,623,077

Net income (loss) per share - basic and diluted	$(0.05)	$(0.25)	$(0.10)	$(0.46)

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Stockholders’ Equity
For the Year Ended December 31, 2008 and the Nine Months Ended September 30, 2009

	Common Stock			Member	Retained	Total

			Paid in	Capital	Earnings	Stockholders’

	Shares issued	Amount	Capital	(Deficit)	(Deficit)	Equity

Balance at January 1, 2008	4,623,077	$4,623	$12,563,803	$80,167	$(2,000,806)	$10,647,787

Exclusion of previously consolidated variable interest entity	-	-	-	(80,167)	-	(80,167)
Issuance of stock options in connection with Equity Incentive Plan	-	-	7,499	-	-	7,499
Net (loss)	-	-	-	-	(3,363,128)	(3,363,128)

Balance at December 31, 2008	4,623,077	4,623	12,571,302	-	(5,363,934)	7,211,991

Issuance of stock options in connection with Equity Incentive Plan (unaudited)	-	-	66,094	-	-	66,094
Issuance of stock warrants in connection with refinancing revolving line of credit (unaudited)	-	-	74,461	-	-	74,461
Net (loss) (unaudited)	-	-	-	-	(466,442)	(466,442)

Balance at September 30, 2009 (unaudited)	4,623,077	$4,623	$12,711,857	$-	$(5,830,376)	$6,886,104

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2009 and 2008

	Nine Months Ended September 30,

	2009	2008

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net (loss)	$(466,442)	$(2,122,816)
Adjustments to reconcile net (loss) to net cash provided by operating activities:
Depreciation and amortization	1,477,310	1,321,597
Provision for credit losses	(9,467)	(51,556)
(Gain) on sale of asset	(15,044)	75,591
Stock based compensation expense	66,094	-
Deferred income taxes	(310,436)	(1,208,335)
Changes in operating assets and liabilities:
Accounts receivable	51,326	(109,514)
Inventories	(193,836)	(730,154)
Prepaid expenses and other assets	(56,203)	(9,333)
Accounts payable	259,786	2,879,734
Disbursements in transit	429,837	-
Accrued liabilities	231,071	327,175

Net cash provided by operating activities	1,463,996	372,389

Cash flows from investing activities:
Purchases of property and equipment	(365,812)	(2,451,096)
Investments in restricted assets	(868,233)	(211,009)
Proceeds from sale of assets	5,000	697,600
Deconsolidation of variable interest entity	-	(80,167)

Net cash (used in) investing activities	(1,229,045)	(2,044,672)

Cash flows from financing activities:
Payments of loan origination fees	(221,422)	(5,086)
Proceeds from line of credit	1,336,273	900,000
Cash receipts subject to account control agreement	(833,492)	-
Repayment of long-term debt and capital leases	(589,629)	(588,485)
Repayments of notes payable to former owners of Allison’s Gourmet Kitchens, LP	(6,931)	(197,500)
Proceeds of notes payable to former owners of Allison’s Gourmet Kitchens, LP	80,250	-
Cash paid to former owners of Wild About Food	-	(45,000)
Repayments of short-term borrowings	-	(1,000,000)

Net cash (used in) financing activities	(234,951)	(936,071)

Net increase (decrease) in cash and cash equivalents	-	(2,608,354)

Cash and cash equivalents at beginning of period	-	2,698,474

Cash and cash equivalents at end of period	$-	$90,120

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid	$575,023	$646,762

Supplemental disclosures of noncash financing and investing activities:
Decrease in amounts payable to former owners of Wild About Food due to net loss incurred by Wild	$-	$426,370

Stock options issued in connection with refinancing revolving line of credit	$74,461	$-

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2009 and 2008

(1)	Nature of Operations

Vaughan Foods, Inc. (the “Company”) is an Oklahoma-based specialty food processor serving customers in a multi-state region. The Company and its subsidiary operate from processing facilities in Moore, Oklahoma and Fort Worth, Texas.

(2)	Summary of Significant Accounting Policies

	(a)	Basis of Reporting

The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K, filed with the SEC on April 15, 2009.

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

We have evaluated subsequent events through November 10, 2009, the date of issuance of the consolidated financial statements.

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

(h)	Inventories

Inventories consist principally of food products and are stated at the lower of average cost (which approximates first-in, first-out) or market. Costs included in inventories consist of materials, certain prepaid expenses related to materials, packaging supplies, and labor. General and administrative costs are not charged to inventories.

(i)	Property and Equipment

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

Depreciation, including assets classified as capital leases, are provided using the straight-line method over the following estimated useful lives:

Plant and improvements	15 - 40 years
Machinery and equipment	2 - 15 years
Transportation equipment	3 - 10 years
Office equipment	2 - 7 years

(j)	Concentrations of Credit Risk

The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents.

(k)	Revenue Recognition

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

(l)	Accounting for Rebates

The Company establishes liabilities for rebates to customers based on specific programs, expected usage and historical experience.

(m)	Income Taxes

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

(n)	Earnings (Loss) Per Share

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

As of September 30, 2009, the Company has Class A and Class B warrants outstanding resulting from its initial public offering. The exercise price of both classes of warrants exceeds the Company’s stock price, therefore the Company has not included these warrants as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

On November 26, 2008, the Company granted 619,120 stock options to certain employees, members of the board of directors and certain consultants to the Company, as further described in Note 14, vesting over four years. The exercise price of the options is equal to the Company’s stock price on the date of issuance. The unaudited consolidated statements of operations for the three and nine month periods ending on September 30, 2009, report net losses, therefore the Company has not included these options as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

On March 6, 2009, the Company issued a warrant to purchase 252,454 shares of common stock to its lender in connection with refinancing its revolving line of credit, as further described in Note 7. The unaudited consolidated statements of operations for the three and nine month periods ending on September 30, 2009, report net losses, therefore the Company has not included these options as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

(o)	Use of Estimates

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

(p)	Fair Value of Financial Instruments

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

(q)	Investments

All of the Company’s investments are classified as available for sale and are stated at fair value. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders’ equity until realized. There were no unrealized gains or losses for the three and nine months ended September 30, 2009 and 2008. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings. As of September 30, 2009 and December 31, 2008, the Company’s investments consisted primarily of guaranteed investment contracts at a fixed interest rate of 2.25 percent.

(r)	Stock-Based Compensation Expense

The Company measures stock-based compensation costs at the grant date based on the fair value of the award and recognize as expense ratably over the requisite service period, net of estimated forfeitures. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The Company awards stock options to employees, executive officers, directors and certain consultants.

(s) Recently Issued Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“ASC”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. Updates to the ASC are issued in the form of Accounting Standards Updates (“ASU”). Adoption of SFAS No. 168 did not have a material effect on the Company’s financial statements.

(3)	Operating Results and Liquidity

During 2008, the Company incurred a loss of $3.4 million, used cash of $2.7 million and experienced a decrease in working capital of $6.6 million.

Management has taken several actions to provide assurance that the Company will continue as a going concern, including plans to enhance and conserve liquidity and capital resources. These plans include, among other things, (a) aggressive cost and cash management, including a moratorium on hiring of non-core personnel, compensation adjustments, and non-essential capital expenditures, (b) increased operational discipline, including the completion of the implementation of an Enterprise Resource Planning system designed to strengthen internal accounting and operational controls, and provide considerably more transparency and visibility into the business, (c) timely and adequate pricing adjustments to mitigate changes in input costs, (d) undertaking steps to mitigate the effects of changes in certain input and commodity costs, (e) continued aggressive management of the balance sheet, capital structure and working capital, (f) refinancing the revolving line of credit, which was completed during the first quarter of 2009, and (g) continuing to seek longer-term sources of capital, such as consideration of raising additional equity, subordinated debt, or a combination of similar instruments to strengthen the long term capital of the company. Not all of these actions will be undertaken with equal importance, and some may not be implemented at all. Those that are implemented may not be successful in achieving management’s objectives. There can be no assurance that actions taken will be sufficient to enable management to mitigate the effects of continuing fragile economic conditions, and other external market conditions which are beyond the control of management. A further worsening of the economy in the United States of America could materially adversely affect the Company’s business, including its results of operations, financial condition and prospects.

During the nine months ended September 30, 2009, the Company incurred a loss of $0.5 million. The Company has improved the financial results of its operations in comparison to the same reporting period of 2008 through pricing adjustments and lower input costs and is reporting positive cash flow from operations. The Company increased its short-term borrowings under its new revolving line of credit by $1.3 million and continues to aggressively manage its cash and capital resources.

(4)	Inventories

A summary of inventories follows:

	September 30, 2009 (unaudited)	December 31, 2008

Raw materials and supplies	$3,019,046	$2,740,137
Finished goods	501,103	472,879
Deferred production costs	49,867	163,164

Total inventory	$3,570,016	$3,376,180

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

	September 30, 2009 (unaudited)	December 31, 2008
Project construction account	$287	$287
Debt reserve account	500,000	500,000
Interest fund account	185,403	29,456
Principal fund account	216,545	32,259
Letters of credit	528,000	—

Total restricted assets	$1,430,235	$562,002

(6)	Property and Equipment

Property and equipment, at cost, consists of the following:

	September 30, 2009 (unaudited)	December 31, 2008
Land	$238,162	$238,162
Plant and improvements	11,693,585	11,693,585
Machinery and equipment	9,251,830	9,083,707
Transportation equipment	485,159	560,257
Office equipment	198,875	178,991
Software development	1,727,470	1,420,811
Construction in progress	33,762	162,616

	23,628,843	23,338,129
Less accumulated depreciation	(7,479,651)	(6,279,438)

Property and equipment, net	$16,149,192	$17,058,691

During the three months ended September 30, 2009 and 2008, depreciation expense, including depreciation on assets classified as capital leases, was $423,531 and $398,523, respectively. During the nine months ended September 30, 2009 and 2008, depreciation expense, including depreciation on assets classified as capital leases, was $1,258,579 and $1,189,849, respectively.

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

The Company obtained a waiver of non-compliance with the agreement from its lender. The interest rate on the prior revolving line of credit was the prime rate plus 1.0 percent. There were short-term borrowings under the prior revolving line of credit of $1.0 million at December 31, 2008.

On March 18, 2009, the Company closed on an asset-based line of credit of up to $3.0 million, secured by accounts receivable and inventories (the “new revolving line of credit”). The new revolving line of credit bears interest, floating at the Wall Street Journal Prime Rate plus 4.5 percent, and is subject to certain financial covenants, including minimum cash position and EBITDA, measured on a monthly and quarterly basis, respectively, which the Company was in compliance with or has obtained a waiver of compliance as of September 30, 2009. The maximum amount of the line of credit was increased to $3.5 million on September 30, 2009 in connection with a modification of terms used to calculate the available borrowing amount and a modification of the covenants. The new revolving line of credit matures on May 1, 2010. In connection with the new revolving line of credit, the Company issued 252,454 warrants to purchase common stock of the Company. The new revolving line of credit replaces the prior line of credit, which was retired with proceeds from the new revolving line of credit. Cash receipts from customers are deposited into a bank account that is subject to an account control agreement, wherein the funds are held for collection – generally one-to-two days – before being applied to balances outstanding under the new revolving line of credit. Once the funds are applied to balances outstanding, additional borrowing capacity is created, and funds can be immediately re-borrowed, subject to the other terms of the new revolving line of credit agreement. There were short-term borrowings under the new revolving line of credit of $2.3 million at September 30, 2009, which represents the approximate amount available under the new revolving line of credit as of that date.

(8)	Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	September 30, 2009 (unaudited)	December 31, 2008
6.75 - 7.10% Cleveland County Industrial Revenue Bonds secured by real property final payment due December 1, 2024	$4,015,000	$4,015,000
5.75 - 9.00% Real estate loans secured by real property final payments due December 22, 2009 and August 1, 2028	3,302,284	3,383,671
8.75% Equipment loan secured by manufacturing equipment final payment due March 3, 2011	1,085,932	1,396,674
Various equipment and real estate loans with interest rates from 4.75 - 9.56% and due dates from 2009 - 2021	202,289	248,570

Total long-term debt	8,605,505	9,043,915
Less current portion	1,107,048	1,093,974
Net long-term debt	$7,498,457	$7,949,941

The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows:

Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of 1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. If the Debt Service coverage ratio reported for each of the previous four quarters is less than 1.50x to 1.00 the Company is required to retain a consultant. As of September 30, 2009, our earnings before interest, income tax, depreciation and amortization (EBITDA) is a negative number which causes our debt service coverage ratio to result in a negative number, and therefore is not a meaningful ratio.

Current Ratio: The Company is required to maintain a current ratio of 1.10x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of September 30, 2009 is 0.61x to 1.00.

Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of September 30, 2009 is 1.10x to 1.00.

Accounts Payable: The Company agrees that not more than 20 percent of the Company’s accounts payable shall be in excess of 75 days past due. The actual percentage as of September 30, 2009 is 3 percent.

Accounts Receivable: The Company agrees that not more than 20 percent of the Company’s accounts receivable will be in excess of 90 days past due. The actual percentage as of September 30, 2009 is less than 1 percent.

Capital lease obligations consist of the following:

	September 30, 2009 (unaudited)	December 31, 2008
8.95 - 9.19% Equipment leases	$146,932	$297,429
8.62% Equipment lease	-	722

	146,932	298,151
Less current portion	146,932	203,672

Net long-term debt	$-	$94,479

Annual Debt Service Requirements

The unaudited annual principal payment requirements to maturity, for long-term debt and capital lease obligations at September 30, 2009 are as follows:

Year Ending September 30,	Long-Term Debt	Capital Lease Obligations	Total

2010	$1,107,048	$146,932	$1,253,980
2011	1,145,352	-	1,145,352
2012	507,770	-	507,770
2013	545,876	-	545,876
2014	584,775	-	584,775
Thereafter	4,714,684	-	4,714,684

Principal outstanding at September 30, 2009	$8,605,505	$146,932	$8,752,437

Total interest costs for the three and nine months ended September 30, 2009 and 2008, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Interest expense	$306,074	$200,447	$821,954	$603,835

(9)	Accrued Liabilities

A summary of accrued liabilities follows:

	September 30, 2009	December 31, 2008
	(unaudited)
Rebates and commissions	$1,042,250	$1,122,673
Interest expense	113,228	88,652
Compensation	528,263	195,071
Workers’ compensation	101,843	283,566
Promotions and incentives	194,513	154,113
Property taxes	98,866	5,977
Other	2,813	653

Total accrued liabilities	$2,081,776	$1,850,705

(10)	Intangible Assets

The Company holds an intangible asset, a customer list acquired by the Company in the amount of $154,210. The Company began amortizing the asset to expense over a period of five years beginning July 1, 2007, resulting in amortization expense of $7,712 and $7,712, respectively during the three months ended September 30, 2009 and 2008. Amortization expense was $23,136 and $23,136 during the nine months ended September 30, 2009 and 2008, respectively. Accumulated amortization expense as of September 30, 2009 was $69,408 resulting in a net carrying amount of $84,802.

(11)	Income Taxes

Income tax expense (benefit) for the three and nine months ended September 30, 2009 and 2008, consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)		(unaudited)

Current:
Federal	$-	$-	$-	$-
State	-	-	-	-
	-	-	-	-

Deferred:
Federal	(148,783)	(678,158)	(281,657)	(1,081,097)
State	(13,140)	(79,815)	(28,779)	(127,238)

	(161,923)	(757,973)	(310,436)	(1,208,335)

Total income tax expense (benefit)	$(161,923)	$(757,973)	$(310,436)	$(1,208,335)

Deferred tax assets (liabilities) are as follows:

	September 30, 2009	December 31, 2008
	(unaudited)
Net operating loss carryforward	$3,279,249	$3,037,028
Depreciation	(705,291)	(759,901)
Deferred gain on sale of assets	19,977	30,198
Inventory capitalization	114,136	54,789
Reserve for worker compensation expense	38,700	107,755
Allowance for credit losses	49,933	53,531
Federal job credits	37,132	-
Oklahoma job and investment credits	877,310	866,310
Allowance for state job and investment credits	(789,743)	(778,743)

Net deferred tax asset	$2,921,403	$2,610,967

Current portion	$310,543	$310,266
Non-current portion	2,610,860	2,300,701

	$2,921,403	$2,610,967

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

As of September 30, 2009, the Company has a net operating loss carryforward of $8.6 million representing a tax asset of $3.3 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $867,000 of which the Company has elected to provide a realizability allowance of $779,000 resulting in a net carrying amount of $88,000. If unused, the credits will commence expiring on December 31, 2021.

Actual income tax expenses differ from “expected” income tax, computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Computed “expected” income taxes	$(129,188)	$(651,612)	$(264,139)	$(1,132,591)
State income taxes, net of federal income tax	(15,047)	(106,361)	(30,764)	(153,768)
Permanent difference due to gain on sale of assets	-	-	-	78,024
Other	(17,688)	-	(15,533)	-

	$(161,923)	$(757,973)	$(310,436)	$(1,208,335)

(12)	Operating Leases

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

(unaudited)
2010	$680,788
2011	431,426
2012	294,905
2013	124,739
2014	-

$1,531,858

(13)	Employee Benefit Plans

In 2002, the Company adopted a Flexible 401(k) plan covering all full-time employees with a minimum of one year of service. The plan contained a provision for the Company to contribute an amount equal to 25 percent of the employee’s elective deferral rate, up to a maximum of 4 percent of the employee’s compensation. The Company’s contributions to the plan during the three and nine months ended September 30, 2008 were $2,464 and $5,039, respectively. The Company terminated the 401(k) plan effective December 31, 2008.

(14)	Stock-Based Compensation Expense

In August 2006, the Company adopted the 2006 Equity Incentive Plan (the “Plan”) providing for potential awards of up to 1,000,000 options to purchase shares of common stock in the Company. On November 26, 2008, the Compensation Committee of the Board of Directors of the Company approved a proposal by management to issue stock options under the Plan to certain employees, directors and consultants of the Company or a Subsidiary. Except as noted below, options shall have a 10-year term, and shall vest at 25% per year, commencing on the first anniversary of the grant date. The grant date was November 26, 2008, and the exercise prices are equal to the closing market price on November 25, 2008 ($0.69), except for owners of 10% or more of the total shares of the Company. Exercise prices for the 10% and greater owners are 110% of the closing market price on November 25, 2008 ($0.76) and the options (i) have a term of five (5) years and (ii) vest at the rate of 25% per year. In all cases, the options shall immediately vest upon a Change in Control of the Company, as defined in the Plan. All options granted to employees are intended to qualify as Incentive Stock Options, as defined by Section 422 of the Internal Revenue Code of 1986, as amended, and the stock options granted to non-employee directors and consultants to the Company or a Subsidiary will be Nonqualified Stock Options as provided for in the Plan. The Company uses the Black-Scholes method of valuing the options and charges amounts to earnings using the straight-line method over the vesting period. The Company charged $7,499 and $66,094 against earnings during the year ended December 31, 2008, and the nine months ended September 30, 2009, respectively, leaving a total of $280,106 of unrecognized expense in conection with the issuance of the stock options. The assumptions used to value the options and the options granted to the owners of 10% or more of the total shares of the Company are as follows:

Expected volatility	118.47%
Expected term (months) except for owners of 10% or more of the Company’s shares, for which the expected life assumption is 45.02	75.04

Expected dividend yield	0.00%
Risk Free Rate except for owners of 10% or more of the Company’s shares, for which the risk free rate assumption is 1.38%	2.43%

A summary of option activity under the Plan as of September 30, 2009 and changes during the period then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Fair Value

Outstanding at January 1, 2009	605,000	$0.70	$0.58
Granted	14,120	0.69	0.35
Vested	-	-	-
Exercised	-	-	-
Forfeited or expired	(17,500)	0.69	0.60

Outstanding at September 30, 2009	601,620	$0.70	$0.57

Excercisable at September 30, 2009	-	$-	$-

(15)	Major Customers

The Company has supply arrangements with two certain distributors, representing 11 percent and 10 percent of its net sales. Both distributors are composed of numerous distinct purchasing units. No individual purchasing unit of either distributor represents greater than 3 percent of gross revenues. The Company derives 14 percent of its net sales from a certain retailer, servicing all of its distribution centers located within the United States of America.

(16)	Commitments and Contingencies

The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at September 30, 2009, which would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

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

On June 30, 2008, the $1.0 million deferred payment to acquire the net assets of Allison’s was partially retired and an amount of $802,500 was further deferred until June 30, 2009, with a note issued to our current Chief Executive Officer, Herbert Grimes, bearing interest at 10%. On July 17, 2009, the Company notified Herbert Grimes that it was unable to retire the note. On August 13, 2009, Mr. Grimes agreed to a new note with a principal amout of $882,750, requiring scheduled weekly payments until June 30, 2010. The Company and Mr. Grimes further agreed that payment of the principal amount is subject to the Company’s ability to pay.

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

Critical Accounting Policies

          The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make judgments, assumptions and estimates that affect the amounts reported in the Company’s consolidated financial statements and accompanying notes. We base our estimates and judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances. However, future events are subject to change and our estimates, assumptions and judgments routinely require adjustment. The amounts of our assumptions regarding assets and liabilities reported in our consolidated balance sheets and the amounts of revenues and expenses reported for each of our fiscal periods are affected by the critical estimates and assumptions which are used for, but not limited to, the accounting for inventory, customer rebates, allowance for credit losses, impairment of long-lived assets, intangible assets, income taxes and stock-based compensation expense. Actual results could differ from these estimates and such differences could be material.

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

          Intangible Assets. We evaluate the recoverability of intangible assets annually or more frequently if impairment indicators arise. Under FASB ASC Topic 350 Intangibles – Goodwill and Other, Subtopic 30, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value exceeds its fair value, which is determined based upon the estimated undiscounted future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time. We believe that accounting for intangible assets is a critical accounting policy due to the requirement to estimate the value in accordance with FASB ASC Topic 350. Our intangible assets consist primarily of customer relationship intangibles of purchased entities.

          Income taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either (a) the generation of future taxable income during the periods in which those temporary differences become deductible, or (b) the carryback of losses to recover income taxes previously paid during the carryback period. As of September 30, 2009, we have net operating loss carryforwards of $ 8.6 million, representing a deferred tax asset of $3.3 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $867,000 of which we have elected to provide a realizability allowance of $779,000, resulting in a net carrying amount of $88,000. If unused, the credits will commence expiring on December 31, 2021.

          Stock-Based Compensation Expense. We measure stock based compensation costs at the grant date based on the fair value of the award and recognize as expense ratably over the requisite service period, net of estimated forfeitures. We use the Black-Scholes option-pricing model to determine the fair-value of stock option awards. We have awarded stock options to employees, executive officers, directors and certain consultants.

Comparison of Three Months Ended September 30, 2009 and 2008

          We recorded a net loss for the third quarter of 2009 of $218,000, or $0.05 per share compared to a net loss of $1,159,000, or $0.25 per share in the third quarter of 2008. We generally continue to experience stabilization of diesel fuel and commodity food prices, such as corn, wheat and soybeans, particularly in comparison to the third quarter of 2008 when prices for these products increased at rates that we were not able to manage effectively to avert an adverse effect to our earnings in the short term. We continue to evaluate and align our pricing with our input costs, however we can provide no assurance that diesel fuel and commodity food prices will remain stable.

          Net sales. Net sales increased 1.0 percent to $24.1 million in the third quarter of 2009 compared to $23.9 million in the same period of 2008. The increase is attributable to increases in the average selling price per pound, due to (a) higher prices for products sold, and (b) sales mix, specifically, increased sales of higher priced products. Our volume as measured in total pounds of food products sold, decreased primarily as a result of lower sales of bulk products to foodservice distributors, and increased sales of smaller size products sold to retail customers, resulting in net lower pounds of product sold. We expect that, during periods of weak economic conditions throughout our service areas generally, customers tend to lower their purchases at restaurants and increase their purchases at grocery stores.

          Gross profit. Our gross profit margin increased to 8.2 percent in the third quarter of 2009 compared to 4.0 percent in the third quarter of 2008. Our raw material, packaging and transportation costs decreased in comparison to those costs in the same period of 2008 due to stabilization of diesel fuel and commodity food prices. Our labor and labor related costs increased by $124,000 in the third quarter of 2009 in comparison to the same period in 2008. We believe that our higher labor costs are the result of changes in the workforce in Oklahoma caused by stricter immigration enforcement legislation. Disregarding the effects of future automation or product mix changes, we expect our labor costs to continue to be higher on a per-pound-produced basis than we have experienced historically.

          Selling, general and administrative expenses. Our selling, general and administrative expenses decreased from $2.6 million in the third quarter of 2008 to $2.1 million in the third quarter of 2009 as a result of decreasing our sales and administrative costs by $256,000, primarily by integrating the functions of finance and sales between our facilities. Efforts to reduce our expenses resulted in a decrease of our consulting, legal and professional expenses by $255,000.

          Other income and expense. Other income and expense resulted in a net expense of $297,000 in the third quarter of 2009 compared to a net expense of $289,000 in the third quarter of 2008. Interest expense increased to $306,000 in the third quarter of 2009 from $200,000 in the third quarter of 2008 due primarily to interest expense and amortization of loan origination fees associated with borrowings and completion of our new revolving line of credit. We had borrowings of $2.3 million under our revolving line of credit at September 30, 2009 and $0.9 million under our previous line of credit on September 30, 2008. The interest rate on our new revolving line of credit is prime plus 4.5 percent or 7.75 percent compared to prime plus 1.0 percent or 6.0 percent under our previous line of credit. We recognized a gain on sale of transportation equipment in the third quarter of 2009 of $9,000 compared to a loss on sale of certain transportation equipment of $94,000 in the third quarter of 2008. We had no interest income in the third quarter of 2009 compared to $5,000 of interest income in the third quarter of 2008, as we have employed all of our available cash resources to fund our operations and restricted assets, service our indebtedness and provide for a minimal level of capital expenditures.

          Income tax expense (benefit). We recognized an income tax benefit of $162,000 in the third quarter of 2009 compared to a benefit of $758,000 in the third quarter of 2008, both of which are primarily attributable to operating losses and the creation of net operating loss carryforwards to be utilized for income tax purposes in future periods.

Comparison of Nine Months Ended September 30, 2009 and 2008

          We recorded a net loss of $466,000 or $0.10 cents per share in the nine month period ending on September 30, 2009 compared to a net loss of $2,123,000 or $0.46 cents per share in the same nine month period of 2008. Improvement in our results of operations is attributable to the general stabilization of diesel fuel and commodity food prices, such as corn, wheat and soybeans, particularly in comparison to the third quarter of 2008 when prices for these products increased at rates that we were not able to manage effectively to avert an adverse effect to our earnings in the short term. We made price adjustments in the first quarter of 2009 to align our pricing with higher, but more stable input costs and we continue to evaluate the need for further price adjustments.

          Net sales. Net sales increased 6.9 percent or $4.8 million in the nine month period ending on September 30, 2009 compared to same nine month period of 2008. The increase is attributable to increases in the average selling price per pound, due to (a) higher prices for products sold, and (b) sales mix, specifically, increased sales of higher priced products. Our volume as measured in total pounds of food products sold, decreased primarily as a result of lower sales of bulk products to foodservice distributors, and increased sales of smaller size products sold to retail customers, resulting in net lower pounds of product sold. We expect that, during periods of weak economic conditions throughout our service areas generally, customers tend to lower their purchases at restaurants and increase their purchases at grocery stores.

          Gross profit. Our gross profit margin increased to 8.9 percent in the nine month period ending on September 30, 2009 from 6.9 percent in the same nine month period of 2008. Our raw material cost were higher in the nine months ending on September 30, 2009 in comparison to the same nine month period in

2008 due primarily to sales of smaller size, and higher priced products. Our transportation costs decreased in comparison to those costs in the same period of 2008 due to stabilization of diesel fuel costs. Our labor and labor related costs increased by $2.1 in the nine month period of 2009 in comparison the same period in 2008. We believe that our higher labor costs are the result of changes in the workforce in Oklahoma caused by immigration enforcement legislation. Disregarding the effects of future automation or product mix changes, we expect our labor costs to continue to be higher on a per-pound-produced basis than we have experienced historically.

          Selling, general and administrative expenses. Our selling, general and administrative expenses decreased to $6.6 million in the nine month period ending on September 30, 2009 compared to $7.5 million in the same nine month period of 2008. Efforts to reduce our expenses resulted in decreasing our consulting, legal and professional expenses by $744,000. Integration of the functions of finance and sales between our facilities resulted in expense decreases of $135,000.

          Other income and expense. Other income and expense resulted in a net expense of $807,000 in the nine month period ending on September 30, 2009 compared to a net expense of $645,000 in the same nine month period of 2008. Interest expense increased to $822,000 for the nine month period ended on September 30, 2009 compared to $604,000 in the same nine month period of 2008 due primarily to interest expense and amortization of loan origination fees associated with borrowings and completion of our new revolving line of credit. We had borrowings of between $1.0 million and $2.3 million under our revolving line of credit during the nine month period ending on September 30, 2009 and between $0 and $1.0 million under our previous line of credit during the same nine month period ending on September 30, 2008. The interest rate on our new revolving line of credit is prime plus 4.5 percent or 7.75 percent compared to prime plus 1.0 percent or 6.0 percent under our previous line of credit. We recognized a gain on the sale of transportation equipment of $15,000 in the nine month period ending on September 30, 2009 compared to a loss on sale of assets, primarily transportation equipment in the same nine month period ending September 30, 2008 of $76,000. We had no interest income in the nine month period ending on September 30, 2009 compared to interest income of $35,000 in the same nine month period ended September 30, 2008, as we have employed all of our available cash resources to fund our operations and restricted assets, service our indebtedness and provide for a minimal level of capital expenditures.

          Income tax expense (benefit). We recognized an income tax benefit of $310,000 in the nine month period ending on September 30, 2009 compared to a benefit of $1,208,000 in the same nine month period of 2008, both of which are primarily attributable operating losses and the creation of of net operating loss carryforwards to be utilized for income tax purposes in future periods.

Liquidity and Capital Resources

          Our Form 10-K filed with the U.S. Securities and Exchange Commission on April 15, 2009, includes a detailed discussion of our liquidity and capital resources and our analysis of the current economic and credit conditions. The following is an update and should be read in conjunction with the Liquidity and Capital Resources discussion on our Form 10-K.

          We completed the refinancing of our revolving line of credit on March 18, 2009, extending our availability from $1.0 million to $3.0 million, and extended to $3.5 million with an amendment to the March 18, 2009 agreement on September 30, 2009. Proceeds of the refinancing were used to (a) payoff the previous line of credit of $1.0 million (b) fund letters of credit of $0.4 million and (c) provide additional working capital to continue implementation of our enterprise resource planning (“ERP”) system and complete the refinancing of our new revolving line of credit. We experienced an overall decrease in working capital of $1.2 million during the first nine months of 2009 as we increased our short-term borrowings on our new revolving line of credit. Our operating activities have not provided adequate liquidity to, among other things, fund our operations and restricted assets, service our indebtedness and provide for a minimum level of capital expenditures, causing us to increase our short term borrowings and aggressively manage our cash resources.

          The terms of our new revolving line of credit are significantly more expensive than would be expected during times of less restrictive credit conditions and matures in the second quarter of 2010. However, we can provide no assurance that economic and credit conditions will improve, that we can obtain any additional financing which may be required to fund our business, that we can replace our revolving line of credit when it matures or that our actual cash requirements will not be greater than we currently anticipate. We continue to seek alternatives to strengthen our liquidity and capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

          Market risk is the risk of loss to future earnings or future cash flows that may result from changes in economic factors. In the normal course of business, we are exposed to market risks related to changes in interest rates and prices of our raw materials.

Interest Rate Risk. We are subject to market risk from exposure to fluctuations in interest rates. Some of our debt instruments contain variable interest rates adjusted quarterly and upon date of change, and indexed by different published rates. At September 30, 2009 our revolving line of credit variable interest rate was 7.75 percent, or Wall Street Journal Prime Rate plus 4.5 percent. As of September 30, 2009 there were borrowings of $2.3 million. Other long-term debt, totaling $3.3 million, secured by real estate and other assets also have variable rates indexed by LIBOR and other lending institution Base

Rates. A change in interest rates of 1.0 percent on our total debt outstanding at September 30, 2009, of $12.0 million would cause an increase in interest expense of $0.1 million.

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

Fuel Cost. Our business is highly dependent upon timely delivery of our products by our fleet of delivery equipment. Increases in diesel fuel prices increased our delivery costs during the last three years and more significantly during 2008. Diesel fuel prices have moderated during the first nine months of 2009. Our diesel fuel purchases for use in our delivery equipment represent 2.2 percent and 4.7 percent of our total cost of sales for the three months ended September 30, 2009 and the year ended December 31, 2008, respectively. An increase of $1.00 per gallon of diesel fuel purchased would cause an increase in our total cost of sales of approximately $850,000 annually, or 1 percent of our net sales at our 2008 rate. Increases in diesel fuel costs included increased raw material costs for inbound freight, and our cost to deliver products to our customers. Material increases in fuel costs put us at a competitive disadvantage compared to suppliers located closer to their customers.

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

          Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2009.

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

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. Submission of Matters to a Vote of Security Holders

          We held our 2009 annual meeting of stockholders at our offices located at 1005 Messenger Lane, Moore, Oklahoma 73160 on August 6, 2008, pursuant to due notice.

          The following directors were elected at the meeting: Herbert B. Grimes, Mark E. Vaughan, Robert S. Dillon, Richard A. Kassar, Laura J. Pensiero.

The matters for consideration were:

(1)	Elect directors to hold office until the Annual Meeting of Stockholders in 2010, and until their successors are elected and qualified.

(2)	Ratify the selection of Cole & Reed, P.C. as the indepenent registered public accounting firm for the fiscal year ended December 31, 2009

The result of the shareholder voting is noted below:

1.	Election of Directors. Presented below are the votes cast for each director nominee.

NAME	FOR	WITHHELD AUTHORITY

Herbert B. Grimes	4,070,064	62,145
Mark E. Vaughan	4,071,064	61,145
Robert S. Dillon	4,071,064	61,145
Richard A. Kassar	4,070,064	62,145
Laura J. Pensiero	4,071,064	61,145

2. Ratification of the selection of Cole & Reed, P.C. as the independent registered public accounting firm for the fiscal year ended December 31, 2009.

FOR	AGAINST	ABSTAIN

4,071,569	58,484	2,156

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

Dated: November 10, 2009

Vaughan Foods, Inc.

	By:	/s/ Herbert B. Grimes
Herbert B. Grimes
Chairman of the Board of Directors and
Chief Executive Officer
(Principal Executive Officer)

Dated: November 10, 2009

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