Form 10-K
period 2009-12-31
Vaughan Foods, Inc.
filed 2010-03-19
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009 OR
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

Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐  Smaller reporting company   ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐  No   ☑

As of June 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1.4 million, based on the closing price on such date of the registrant’s common stock on the Nasdaq Capital Market.

Number of shares outstanding of the registrant’s common stock, as of March 12, 2010:

Class	Shares Outstanding
Common Stock, $0.001 par value per share	9,380,577

VAUGHAN FOODS, INC.
Form 10-K
For the fiscal year ended December 31, 2009

PART I

ITEM 1—BUSINESS

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

The degree of freshness of our products is dependent upon distance to market and delivery schedules of our customers. In order to ensure freshness of product, we maintain a fleet of 29 trucks and 42 fifty-three foot refrigerated trailers, running 84 outbound routes per week. Trucks are pre-cooled before being loaded from our refrigerated loading dock. We deliver cut-to-order products three or more times a week, and up to six times a week to foodservice distributors. While our frequent delivery schedule is expensive, we believe that it helps our marketing efforts by emphasizing the freshness, quality and full array of our refrigerated product lines.

We observe “Good Manufacturing Practices,” as established by the U.S. Food and Drug Administration and the U.S. Department of Agriculture, and are audited by several independent inspection groups to assure that production operations meet or exceed safety standards. We believe these controls assure our customers of safe and consistently high quality products.

Delivery System and Hauling Services

We have invested heavily in our delivery system because it is the key element that ties our product lines together. Our products are perishable and have average shelf lives of 15 days for our fresh-cut fruits and vegetables and 45 days for our fresh prepared salads. To ensure the freshness and quality of our products we distribute them three times per week, or for some large customers, daily, in our own fleet of 29 trucks and 42 fifty-three foot refrigerated trailers. Our delivery system is flexible and responsive to our customers’ needs and meets the current consumer demand for high quality, fresh food items. Our pattern of frequent delivery also builds strong customer loyalty.

We reduce the costs of our delivery system and also generate revenue from our transportation assets by backhauling product for others. In backhauling we find freight for our empty trucks at or near the termination points of our own routes, then transport that freight back to the vicinity of our facility.

Agricultural and Other Supplies

We purchase fresh produce from approximately 50 suppliers in five growing regions of California, Arizona, Colorado, Florida and Mexico. We believe that sourcing produce from a number of different growing regions is cost efficient and provides a degree of protection of our supply chain against adverse growing factors and seasonal variability in production. However, lettuce in particular, can be grown in very few parts of the United States during any one season of the year. Accordingly, we are highly dependent on the sources of supply from these various regions, and our supplies can be adversely affected by weather conditions at any time of year. Lettuce purchases comprise 11 percent of our total cost of sales. Beginning in the third quarter of 2007, we began contracting directly with farmers for a portion of our lettuce supply thereby eliminating the use of brokers for these raw materials. We believe that this gives us greater flexibility and provides greater assurance of continuity of supply. See also Item 1A—Risk Factors.

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

In our refrigerated prepared salad business we compete with Reser’s, which we believe to be the largest company in the deli salad business, and Orval Kent Food Company. We believe we compete successfully on the basis of the quality of our products, customer service and record for frequent, on- time, delivery.

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

•	Distribution capability. We maintain a fleet of 29 trucks and 42 refrigerated trailers giving us rapid delivery capability and strong logistical control.

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

•	Broad customer base. No individual customer (or discrete purchasing unit of a consolidated national distributor) accounts for greater than 10 percent of our sales.

Intellectual Property

We claim rights to the following brand names and United States trademarks:

•	Fresh Fixins™

•	Allison’s Gourmet Kitchens and Design™

•	Vaughan Foods™

•	Serve Fresh Kits™

•	Wild About Food and Design™

•	Greenlight™

We own the material processes and formulae, research and development results and other know-how relating to our business.

The following internet domain names are owned by or registered in the name of the Company:

•	Vaughanfoods.com

•	Wildaboutfood.com

•	Allisonsgourmetkitchens.com

•	Vaughanfoods.biz

•	Vaughanfoods.us

•	Vaughanfoodsshop.com

•	Vaughanfoodsstore.com

•	Vaughanfoodsonline.com

•	Vaughanfoods.org

•	Vaughanfoods.net

•	Greenlightagservices.com

•	Mezzalunafresh.com

•	Freshfixins.com

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

Employees

As of December 31, 2009, we employed 483 individuals at our Moore, Oklahoma and Fort Worth, Texas facilities. None of our employees are unionized, and we do not have collective bargaining agreements with respect to any of our employees. From time-to-time, we employ additional personnel on a part-time basis in processing and manufacturing operations. We have experienced difficulties in attracting and maintaining employees and believe that our difficulties are a result of general labor shortages in Oklahoma, which we believe are exacerbated by Oklahoma State House Bill 1804, which essentially had major provisions relating to, in summary, (1) identity theft; (2) terminating public assistance benefits to undocumented residents (3) empowering state and local police to enforce federal immigration laws; and (4) punishing employers who knowingly hire illegal aliens. See Item 1A—Risk Factors.

ITEM 1A—RISK FACTORS

In addition to the factors discussed elsewhere in the Report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition and results of operations. Additional risks and uncertainties not presently known to the Company also may impair the Company’s business operations and financial condition.

If we are unable to continue our current progress in turning around the business, then substantial doubt may be raised—in the future—regarding our ability to continue as a going concern.

The Company incurred a loss of $3.4 million in 2008, used cash of $2.7 million and experienced a decrease in working capital. In 2009, the Company incurred a net loss of $0.5 million, and experienced a further decrease in working capital.

During 2008 and 2009, the Company undertook several actions to improve its business performance, including reductions in non-core personnel costs and discretionary expenditures. Further, the Company entered into a new revolving credit agreement in March 2009. We believe that these actions will enable the Company to continue as a going concern for the forseeable future, although there can be no assurance that these actions will be sufficient to enable us to mitigate the effects of relatively weak economic conditions and other external market conditions which are beyond our control.

Subsequent to December 31, 2009, the Company closed a private placement financing, in which it raised $1.9 million in equity capital. Although this additional equity strengthened the Company’s capital and liquidity position, economic conditions continue to be very challenging for most industries and many companies.Those conditions are likely to continue to show significant weaknesses for a period of time, although some economists believe that the United States economy is in nascent recovery.

The Company’s current revolving credit facility matures in the second quarter of 2010, and there can be no assurance that the Company will be able to renew or replace this facility or continue to meet the financial covenants of this or any renewal or replacement facility. If we are unable to meet the financial covenants of our revolving credit facility, the lender may declare the full amount outstanding immediately due and payable, and we may be unable to replace the facility, which would severely impair our liquidity and ability to meet our obligations as they become due. Furthermore, an uncured event of default could allow our lenders to sell our assets to satisfy our debt obligations and therefore create substantial doubt about the ability of the Company to continue as a going concern.

During the second half of 2008, management committed to undertake certain actions to improve its operating results. We increased prices to our customers during 2008 following the rapid escalation of food and transportation costs in the United States of America. However, we were unable to adjust prices quickly enough to mitigate the increases in raw material and transportation costs, which resulted in a severe adverse effect on the Company’s financial condition. During 2009, management believes that the Company benefitted from the full-year effects of its 2008 price increases as it experienced improved operating results.

Beginning in the second quarter of 2008, and accelerating into the third and fourth quarters, we experienced increased labor costs due to excessive overtime, increased turnover and higher hourly rates due primarily to the effects of a reduced labor supply in the geographic area of our primary production plant which, we believe, was exacerbated by new legislation in the State of Oklahoma regarding immigration enforcement. We undertook several different steps to mitigate the effects of the reduced labor supply, including employing a labor services firm to staff our operations, reduce employee turnover; re-evaluate our hiring standards; engage an outside firm to assist us in recruiting and onboarding new employees, and various other initiatives. Although management believes that the Company’s labor conditions have materially stabilized, we believe that labor costs will remain higher than our experience prior to 2008 due to the effects of changes in the availability of labor and in our hiring standards.

We Received Notice That Our Securities Will Be Delisted By NASDAQ.

On September 15, 2009, the Company received notice from the Nasdaq Listing Qualifications Department that its common stock had failed to maintain a minimum bid price of US $1.00 per share over a period of 30 consecutive trading days, as required by Nasdaq Listing Rule 5550(a)(2). In accordance with Listing Rule 5810(c)(3)(A), the Company was provided with a grace period of 180 calendar days, or until March 15, 2010, to regain compliance with this requirement. To regain compliance, the Company’s common stock must have achieved a closing bid price of at least US $1.00 for a minimum of ten consecutive trading days. Additionally, on February 24, 2010, we consummated a private placement of equity securities that resulted in a further violation of NASDAQ’s requirements for continued listing. Management did not appeal NASDAQ’s action to delist the Company’s stock since it believes its efforts are better directed towards improving the Company’s performance and effecting its business plan. On March 16, 2010 we received an additional notice that our shares would be delisted on March 24, 2010. Accordingly, management is seeking to effect an orderly transition of trading to the OTC Bulletin Board during the first quarter of 2010. However, there is no assurance that a regular trading market for our common stock will be initiated or sustainable on the OTC Bulletin Board.

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

Penny Stock

The Common Stock may be characterized as “penny stock” under SEC regulations. As such, broker-dealers dealing in the Common Stock may be subject to the disclosure rules for transactions involving penny stocks, which generally require that, prior to a purchase, the broker-dealer determine if purchasing the Common Stock is suitable for the applicable purchaser. The broker-dealer must also obtain the written consent of the applicable purchasers to purchase the Common Stock and disclose the best bid and offer prices available for the Common Stock and the price at which the broker-dealer last purchased or sold the Common Stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in the Common Stock, which could make it difficult for an investor to sell his, her or its Shares at any given time.

A significant percent of our outstanding voting stock is held by a concentrated number of investors.

A majority of our outstanding voting stock is held by a limited number of investors. As a result, the decision of relatively small number of stockholders could have a substantial impact on the trading price of our stock.

Our Chairman and Chief Executive Officer and our President and Chief Operating Officer together control approximately 21 percent of our outstanding common stock. As a result, these stockholders, if they act together, are able to exert significant influence, as a practical matter, on all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. These individuals serve on our board of directors. As a result, this concentration of ownership and representation on our board of directors and management may delay, prevent or deter a change in control, and could deprive our stockholders of an opportunity to receive a premium for their common stock as part of a sale of us or our assets and might reduce the market price of our common stock.

Our capital structure includes long-term indebtedness, which could limit financing and other options. Our ability to fund our operations for the next twelve months may be dependent on access to capital markets and our ability to improve our operating results.

As of December 31, 2009, we had total debt and capital lease obligations of $8.2 million, excluding amounts outstanding on the revolving line of credit and a note payable to an officer of the Company. Our debt instruments contain certain financial covenants and if we fail to comply with these requirements, our ability to obtain additional or alternative financing may be adversely affected. Our level of indebtedness limits our ability to obtain financing because substantially all of our assets are now pledged as collateral for our existing debt. Also, our level of indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and acquisitions, and may also limit our flexibility to adjust to changing business and market conditions which could make us more vulnerable to a downturn in general economic conditions, including market conditions which include a severe contraction in the availability of credit generally, as is being experienced in the world markets, and in the United States specifically, in 2008 and 2009.

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

A stalling of the current economic recovery cycle or a double-dip recession in the United States of America could materially, adversely affect our business.

Our revenues and performance depend significantly on consumer confidence and spending, which deteriorated in 2008 and 2009 due to current worldwide economic weaknesses. A further economic downturn and decrease in consumer spending may adversely affect our revenues, ability to market our products, or otherwise implement our business strategy. Although our food products are sold to a variety of users from upscale restaurants to quick service restaurants to grocery stores, changes in consumer spending as a result of another economic downturn (“double-dip recession”) or a stall in the current recovery cycle, could have an effect on the sales of our products. If legislative actions taken to enhance the economy by the government of the United States of America fail, or if the current economic situation deteriorates, our business could be negatively impacted.

The economic factors present in the United States of America over the past 2 years or so have caused some customers to be less profitable and increased our exposure to credit risk. Current credit markets, although marginally improved over 2008 and 2009 levels, remain highly volatile, and some of our customers may be highly leveraged. A significant adverse change in the financial and/or credit position of a customer could require us to assume greater credit risk relating to that customer and could limit our ability to collect receivables. This could have an adverse impact on our results of operations and financial condition, including our liquidity.

Financial difficulties of foodservice and retail customers due to the economic downturn may adversely affect our revenues, costs and collections.

As the current economic malaise continues and possibly deepens, collectibility of receivables from our customers may be adversely affected, causing an increase in aged receivables and/or a reduced collection rate. Our margins and cash flow could be adversely affected if we are unable to collect our accounts receivable. In addition, the economic downturn could adversely affect the financial condition of our customers or impair their ability to continue to operate during a weak economic period, which would decrease our revenues, earnings and cash flows unless we are able to replace any lost business.

If our products become contaminated or are mislabeled, we may be subject to product liability claims, product recalls and increased scrutiny by regulators, any of which could adversely affect our business.

Refrigerated products are vulnerable to contamination by organisms producing food-borne illnesses. These organisms are generally found in the environment, and, as a result, there is a risk that, as a result of food processing, they could be found in our products. Once contaminated products have been shipped for distribution, illness and death may result if the disease causing organisms are not eliminated by processing at the foodservice or consumer level. Also, products purchased from others for packing or distribution may contain contaminants that we are unable to identify. The risk can be controlled, but not eliminated, by use of good manufacturing practices and finished product testing. We may also encounter the same risks if a third party tampers with our products or if our products are inadvertently mislabeled. Shipment of adulterated products, even if inadvertent, is a violation of law and may lead to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies, any of which could have a material adverse effect on our reputation, business, prospects, results of operations and financial condition.

Typically, when we purchase certain products or critical raw materials that we use in production, we require a “certificate of analysis” from the vendor showing that the product is free of certain bacteria.

Volatile agricultural commodity costs could increase faster than we can recover them, which could adversely affect our financial condition and operating results.

Our ability to process and distribute our products depends, in large part, on the availability and affordability of fresh produce. The prices for high quality fresh produce can be volatile and supplies may be restricted due to weather, plant disease and changes in agricultural production levels. The amount and quality of available produce can vary greatly from season to season, or within a season, and our suppliers may not be able to meet their contractual obligations, particularly during periods of severe shortages. Limitations of supply, or the poor quality of produce available under our season-long contracts, could force us to buy produce on the open market during periods of rapid price increases, thus significantly increasing our costs. We can sometimes pass these higher costs on to customers, but a number of factors, including price increases that are faster or more severe than we anticipate may result in cost increases that we are not able to fully recover. We experienced adverse market conditions in October 2007 for a period of three weeks, when our cost to purchase lettuce increased approximately $392,000. We were able to pass a portion of the increased cost on to our customers, partially offsetting the increased cost by $234,000. During 2008, our cost of raw materials increased dramatically due to increased commodity cost of corn, wheat and soybean oil driven by demand for these commodities for their use as alternative fuels. We also experienced higher costs related to our lettuce raw materials, primarily due to the quality of lettuce during the last quarter of 2008. Poor quality of raw materials causes excessive trimming of the product and lower yields resulting in higher labor and raw material costs. Although we adjusted our pricing to our customers, we were unable to implement the price adjustments timely and at levels required to protect our margins. We expect that such conditions will recur from time to time and may have an adverse effect on our operating results when and if they do occur. Since pricing is driven primarily by market conditions, we can provide no assurance that we will be able to implement timely price increases to our customers to maintain our historical margins.

Increases in input costs, such as packaging materials and fuel costs, could adversely affect our financial condition and operating results.

The costs of fuel and packaging materials have varied widely in recent years and most significantly during 2008. Rapid spikes in fuel costs, coupled with our inability to timely pass the costs on to our customers caused an adverse affect on our financial position and the results of our operations during 2008 and into early 2009. Although input costs have mostly stabilized since early-to-mid 2009, future increases in these costs may cause additional adverse affects on our results of operations and financial condition.

A material disruption at our processing plant could seriously harm our financial condition and operating results.

We process a majority of our products at our Moore, Oklahoma plant. Since we do not have operations elsewhere which could support our current volume of processed products, a material disruption at this plant would seriously limit our ability to deliver products to our customers. Such disruption could be caused by a number of different events, including: maintenance outages; prolonged power failures; equipment failure; a chemical spill or release; widespread contamination of our equipment; fires, floods, tornadoes, heavy snow, ice storms, earthquakes or other natural disasters; or other operational problems. Any of these events would adversely affect our business, results of operations and financial condition.

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

The Company may not properly realize anticipated cost savings or benefits from, its Enterprise Resource Planning (“ERP”) or other initiatives or the ERP system may experience technical malfunctions that impair the operations of the business and adversely affect the Company’s profitability.

During 2008 and 2009, the Company implemented a company-wide Enterprise Resource Planning (“ERP”) system. This initiative is primarily intended to make the Company more efficient in the manufacture and distribution of its products, which is necessary in the Company’s highly competitive industry, as well as enhance the Company’s internal accounting and operating controls. The new system came on line January 1, 2010. However, management has limited experience in using the system and expects to experience a steep learning curve in utilizing its significant potential benefits. Additionally, the system operates largely in a “cloud computing” environment, and any disruption to adequate internet access or failure of major components or of the system generally could result in an interruption to the Company’s sales, manufacturing, logistics, customer service or accounting functions. Any of these results could have a material adverse effect on the business and financial results of the Company.

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

As of December 31, 2009, we had 483 employees, none of whom are unionized. We believe that a substantial number of our production employees are immigrants. Though we require all employees to provide documentation showing that they can be legally employed in the United States of America, some of our employees may have, without our knowledge, provided improper documentation. Improperly documented employees can be subject to seizure and deportation. Various immigration reform bills have been introduced to the U.S. Congress within the last few years, and we cannot accurately predict the effect, if any, on our work force of any immigration reform actions that may become law. Effective November 1, 2007, Oklahoma State House Bill 1804 (“HB 1804”) became law making it illegal for any person or organization to knowingly harbor or transport undocumented immigrants. HB 1804 contains major provisions relating to, in summary, (1) identity theft, (2) terminating public assistance benefits to undocumented residents, (3) empowering state and local police to enforce federal immigration laws, and (4) punishing employers who knowingly hire undocumented immigrants. Our responsibilities under this bill increased on July 1, 2008, as we were required to utilize an electronic verification process, commonly referred to as E-Verify, provided by the Department of Homeland Security in partnership with the Social Security Administration, which enables us to electronically verify the employment eligibility of prospective employees. E-Verify substantially reduces the risks of hiring undocumented immigrants. Several challenges have been made to the requirement for employers to use E-Verify and we are unable to predict the ultimate outcome of these challenges and what legislation or court rulings may ultimately prevail. However, in anticipation that E-Verify will ultimately be required for employers, and to provide assurance to us that we are not hiring undocumented immigrants, we continue to utilize E-Verify for all new employees.

Beginning in the second quarter of 2008, and accelerating into the third and fourth quarters of 2008 and the first quarter of 2009, we experienced significant difficulties in maintaining an adequate workforce to run our operations and produce our products. We frequently failed to fulfill our customer orders and deliver our customer orders timely. We believe that our difficulties were a result of general labor shortages in Oklahoma, which were exacerbated by new legislation in the State of Oklahoma regarding immigration enforcement. Although we have undertaken several different steps to mitigate the effects of the reduced labor supply, and believe that our labor force is substantially stabilized, we cannot provide any assurance that we will be able to maintain a stable workforce or that we be able to avoid any of the types of labor issues that we experienced in 2008 and early 2009, whether due to economic conditions, law or other external factors. Any material labor disruption, as a result of seizure of our workers, strikes, changes in immigration law, other external factors, or significantly increased labor costs resulting from any of these factors, could have a material adverse effect on our results of operations and financial condition.

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

We have supply arrangements with two certain distributors, representing 13 percent and 11 percent of our revenues. Both distributors are composed of numerous discrete purchasing units, such that no individual purchasing unit of either distributor represents greater than 6 percent of revenues. We derive 12 percent of our sales from a certain retailer, servicing all of its distribution centers located within the United States of America. A change in any of these customer relationships could adversely affect our consolidated financial position, results of operations and cash flows.

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

As directed by Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), the SEC adopted rules requiring us, as a public company, to include a report of management on our internal controls over financial reporting in our annual report on Form 10-K and quarterly reports on Form 10-Q that contains an assessment by management of the effectiveness of our internal controls over financial reporting. In addition, our independent auditors must attest to and report on management’s assessment of the effectiveness of our internal controls over financial reporting as of the end of 2010. If, during any year, our independent auditors are not satisfied with our internal controls over financial reporting or the level at which these controls are documented, designed, operated, tested or assessed, or if the independent auditors interpret the requirements, rules or regulations differently than we do, then they may decline to attest to management’s assessment or may issue a report that is qualified. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with SOX Section 404. Failure to maintain an effective internal control environment could have a material adverse effect on our stock price. In addition, there can be no assurance that we will be able to remediate material weaknesses, if any, which may be identified in future periods.

ITEM 1B—UNRESOLVED STAFF COMMENTS

None.

ITEM 2—PROPERTIES

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

ITEM 4—REMOVED AND RESERVED

PART II

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

	High	Low
Year Ended December 31, 2009:
Fourth Quarter	$0.94	$0.45
Third Quarter	1.10	0.63
Second Quarter	1.15	0.50
First Quarter	0.75	0.28
Year Ended December 31, 2008:
Fourth Quarter	$1.40	$0.39
Third Quarter	2.50	0.90
Second Quarter	2.65	1.90
First Quarter	3.84	1.80

The following table sets forth for the periods indicated the high and low sales prices of our Class A warrant on the Nasdaq Capital Market:

	High	Low
Year Ended December 31, 2009:
Fourth Quarter	$0.10	$0.01
Third Quarter	0.06	0.02
Second Quarter	0.22	0.01
First Quarter	0.10	0.02
Year Ended December 31, 2008:
Fourth Quarter	$0.50	$0.10
Third Quarter	0.15	0.10
Second Quarter	0.48	0.12
First Quarter	0.40	0.10

The following table sets forth for the periods indicated the high and low sales prices of our Class B warrant on the Nasdaq Capital Market:

	High	Low
Year Ended December 31, 2009:
Fourth Quarter	$0.08	$0.03
Third Quarter	0.10	0.02
Second Quarter	0.28	0.01
First Quarter	0.10	0.03
Year Ended December 31, 2008:
Fourth Quarter	$0.20	$0.03
Third Quarter	0.20	0.03
Second Quarter	0.75	0.07
First Quarter	0.50	0.13

As of March 12, 2010, we had 95 holders of record of our common stock, although we believe that there are a larger number of beneficial owners. Information regarding securities authorized for issuance under our equity compensation plan will be included under Item 12 (See Part III).

Our transfer agent as of December 31, 2009 was Continental Stock Transfer & Trust Company.

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

Recent Sales of Unregistered Securities

In the last three years, we sold the following unregistered securities:

•

On February 24, 2010, we closed a private placement transaction, selling 951,500 Units at $2.00 per Unit, each Unit consisting of five shares of restricted Common Stock and two 5-year restricted warrants to purchase one share of Common Stock at $0.70 per share to 71 accredited investors. The total aggregate consideration of the transaction is $1.9 million, with net proceeds of $1.7 million, after underwriting discount and other fees.

•	In March 2009 we issued 252,454 warrants to purchase common stock of the Company to Peninsula Bank Holding Co. in connection with refinancing our revolving line of credit.

The foregoing securities were issued in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, provided in Sections 4(2), 4(6) and Regulation D thereof, as a transaction by an issuer not involving a public offering. The registrant reasonably believed that each purchaser had such knowledge and experience in financial and business matters to be capable of valuating the merits and risks of the investment, each purchaser represented an intention to acquire the securities for investment only and not with a view to distribution thereof and the appropriate legends were affixed to the stock certificates and warrants when issued.

Stock Option Awards

The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering the Common Stock issuable under the terms of the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended (the “Plan”) on August 8, 2009. Options issued under the Plan are exercisable beginning on November 26, 2009. Information regarding securities authorized for issuance under our equity compensation plan will be included under Item 12 (See Part III).

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

ITEM 6—SELECTED FINANCIAL DATA

The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as presented in Item 7. The consolidated statements of operations data for each of the five-year periods and the consolidated balance sheet data dated December 31, 2009 and 2008 are derived from our financial statements which have been audited by Cole & Reed, P.C., certified public accountants. Historical results are not necessarily indicative of future results.

Consolidated statements of operations data: (in thousands)
	Year Ended December 31,
	2009	2008	2007	2006	2005
Net Sales	$96,561	$91,852	$67,173	$51,277	$44,730
Cost of Sales	87,820	86,778	60,491	47,557	40,203

Gross profit	8,741	5,074	6,682	3,720	4,527
Selling, General and administrative expenses	8,454	9,761	6,213	4,005	4,206

Income (loss) from operations	287	(4,687)	469	(285)	321
Interest expense	(1,120)	(833)	(2,072)	(1,617)	(1,106)
Other income (expense)	23	(20)	490	390	384

Income (loss) before provisions for taxes	(810)	(5,540)	(1,113)	(1,512)	(401)
Income tax expense (benefit)	(310)	(2,177)	(207)	(307)	(160)

Net income (loss)	$(500)	$(3,363)	$(906)	$(1,205)	$(241)

Net income (loss) per share	$(0.11)	$(0.73)	$(0.26)	$(0.52)	$(0.10)
Weighted average number of shares outstanding— basic and diluted	4,623	4,623	3,462	2,300	2,300

Consolidated balance sheet data: (in thousands)
	December 31, 2009	December 31, 2008
Current assets	$9,366	$9,086
Working capital (deficit)	(6,159)	(5,062)
Total assets	29,387	29,484
Total current liabilities	15,525	14,148
Total long-term liabilities	6,987	8,124
Stockholders’ equity (deficiency)	6,875	7,212

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

Comparison of 2009 and 2008

We recorded a net loss of $0.5 million, or $0.11 per share during 2009, compared to a net loss of $3.4 million or $0.73 per share during 2008. We experienced a stabilization of diesel fuel and commodity food prices, such as corn, wheat and soybeans during 2009 in comparison to 2008 when prices for these products increased at rates that we were not able to manage effectively to avert an adverse effect to our earnings in the short term, particularly in the last seven months of 2008. Pricing adjustments to our customers implemented in 2008 to mitigate the effects of increased raw material and transportation costs benefited our results of operations for the full year of 2009.

Net sales. Net sales increased $4.7 million in 2009 to $96.6 million from $91.9 million in 2008. The increase is attributable to increases in the average selling price per pound, due to (a) higher prices for products sold, and (b) sales mix, specifically, increased sales of higher priced products. Our volume as measured in total pounds of food products sold, decreased primarily as a result of lower sales of bulk products to foodservice distributors, and increased sales of smaller size products sold to retail customers, resulting in net lower pounds of product sold. We expect that, during periods of weak economic conditions throughout our service areas generally, customers tend to lower their purchases at restaurants and increase their purchases at grocery stores. We shipped 7.9 million fewer pounds of product during 2009 compared to 2008 due to a favorable product mix.

Gross profit. Our gross profit margin increased to 9.1 percent in 2009 compared to 5.5 percent in 2008. Our raw material, packaging and transportation costs decreased in comparison to those costs in 2008 due to stabilization of diesel fuel and commodity food prices. Our labor and labor related costs increased by $2.1 million in 2009 compared to 2008. We believe that our higher labor costs are primarily the result of changes in the workforce in Oklahoma caused by stricter immigration enforcement legislation. Disregarding the effects of future automation, efficiencies recognized as a result of improvements in our systems, and product mix changes, we expect our labor costs to continue to be higher on a per-pound-produced basis than we have experienced historically.

Selling, general and administrative expenses. Our selling, general and administrative expenses decreased to $8.5 million in 2009 compared to $9.8 million in 2008 as a result of decreasing our sales and administrative costs by $421,000 primarily by integrating the functions of finance and sales between our facilities. We decreased our consulting, legal and professional expenses by $780,000 and other general expenses by $107,000 in our efforts to reduce costs and focus on improving the results of our operations.

Other income and expense. Other income and expense resulted in a net expense of $1.1 million in 2009 compared to a net expense of $0.9 million in 2008. Interest expense increased $287,000 to $1.1 million in 2009 from $833,000 in 2008 due primarily to interest expense and amortization of loan origination fees associated with borrowings and completion of our new revolving line of credit. We had borrowings of $2.3 million under our revolving line of credit at December 31, 2009 and $1.0 million under our previous line of credit on December 31, 2008. Our borrowings on the new revolving line of credit averaged $2.7 million from its inception in March through December of 2009. The interest rate on our new revolving line of credit is prime plus 4.5 percent or 7.75 percent compared to prime plus 1.0 percent or 6.0 percent under our previous line of credit. We recognized a gain on sale of transportation equipment in 2009 of $23,000 compared to a loss on sale of certain transportation equipment of $57,000 in 2008. We employed all of our available cash resources in 2009 to fund our operations, service our indebtedness and provide for a minimal level of capital expenditures. As a result interest income decreased in 2009 to approximately zero compared to interest income of $37,000 in 2008.

Income tax expense (benefit). We recognized an income tax benefit of $310,000 in 2009 compared to a benefit of $2.2 million in 2008, both of which are primarily attributable to operating losses and the creation of net operating loss carryforwards to be utilized for income tax purposes in future periods.

Comparison of 2008 and 2007

We recorded a net loss of $3.4 million, or $0.73 per share during 2008, compared to a net loss of $906,000 or $0.26 per share during 2007. Increases in the price of crude oil over the last several years caused an increase in consumption of alternative fuels derived from grains during 2008. Demand for alternative fuels caused higher demand for grains such as corn and wheat. Also affected by the shift to alternative fuels due to the demand for farmland and feed for cattle were dairy prices and other commodities such as soybeans. With wheat, corn and soybeans at or near historical highs, the move by farmers to convert available acreage to grain production over vegetables was a significant factor affecting the price of our input commodities in 2008. The result of the increased demand on these commodities combined with the higher fuel cost of inbound freight of raw materials and outbound freight of finished goods, significantly increased the cost of food products in the United States of America, but particularly in our business. Our operating results were directly and adversely affected by these increasing costs as commodity food products constitute raw materials used in our products.

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

Gross profit. Our gross profit percentage was 5.5 percent in 2008 or $5.1 million compared to 9.9 percent or $6.7 million in 2007. We paid $13.9 million more for raw material food products and $4.2 million more for packaging materials in 2008. The year 2008 was almost a perfect storm, as far as input costs were concerned, adversely affecting our gross margins and our profitability. All major costs went the wrong direction—due almost entirely to external factors outside our control. We also did not react as well as we could have to these factors. Higher than expected inbound freight costs—caused primarily by much higher diesel fuel prices—also increased the cost of our raw materials.

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

Liquidity and Capital Resources

We incurred a loss of $3.4 million in 2008, used cash of $2.7 million and experienced a decrease in working capital of $6.6 million. Management took several actions to provide assurance that the Company would continue as a going concern, including plans to enhance and conserve liquidity and capital resources. These plans included, among other things, (a) aggressive cost and cash management, including a moratorium on hiring of non-core personnel, compensation adjustments, and non-essential capital expenditures, (b) increased operational discipline, including the completion of the implementation of an Enterprise Resource Planning system designed to strengthen internal accounting and operational controls, and provide considerably more transparency and visibility into the business, (c) timely and adequate pricing adjustments to mitigate changes in input costs, (d) undertaking steps to mitigate the effects of changes in certain input and commodity costs, (e) continued aggressive management of the balance sheet, capital structure and working capital, (f) refinancing the revolving line of credit, which was completed during the first quarter of 2009, and (g) continuing to seek longer-term sources of capital.

Management continued these actions throughout 2009 and into 2010. The Company improved the financial results of its operations for the year ended December 31, 2009 in comparison to the same reporting period of 2008 through pricing adjustments and lower input costs and reported positive cash flow from operating activities. The Company increased its short-term borrowings under its new revolving line of credit by $1.3 million and continues to aggressively manage its cash and capital resources. The results for the year ended December 31, 2009 are a loss of $0.5 million compared to a loss of $3.4 million for the year ended December 31, 2008. Our earnings before interest expense, income taxes, depreciation expense and amortization expense (“EBITDA”) improved by $4.9 million to a positive $2.0 million during 2009 compared to negative $2.9 million in 2008. There can be no assurance that actions taken will be sufficient to enable management to mitigate the effects of continuing fragile economic conditions, and other external market conditions which are beyond the control of management. A further worsening of the economy in the United States of America could materially adversely affect the Company’s business, including its results of operations, financial condition and prospects.

As of December 31, 2009, we had total long-term debt and capital lease obligations of $8.2 million. Our debt instruments contain certain financial covenants and if we fail to comply with these requirements, our ability to obtain additional or alternative financing may be adversely affected. Our level of indebtedness limits our ability to obtain financing because substantially all of our assets are now pledged as collateral for our existing debt. Also, our level of indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and acquisitions, and may also limit our flexibility to adjust to changing business and market conditions which could make us more vulnerable to a downturn in general economic conditions, including market conditions which include a severe contraction in the availability of credit generally, as were experienced in the world markets, and in the United States specifically, in 2008 and 2009. Although financing conditions have improved in the latter part of 2009 and into the first quarter of 2010, the credit markets are quite restrictive historically.

Despite the dreadful economic conditions in 2008 and 2009, in March 2009 we were able to secure an asset-based line of credit of up to $3.0 million, secured by accounts receivable and inventories to replace an existing revolving line of credit. This revolving line of credit bears interest, floating at the Wall Street Journal Prime Rate plus 4.5 percent, and is subject to certain financial covenants, including minimum cash position and net income, measured on a monthly and quarterly basis, respectively. This revolving line of credit matures in May 2010.

We issued 252,454 warrants to purchase common stock of the Company in connection with this financing. The 252,454 warrants represented 4.6 percent of the Company’s diluted shares outstanding at that time, and 2.0 percent of the diluted shares outstanding as of March 15, 2010.

Subsequent to December 31, 2009, the Company closed a private placement financing, in which it raised $1.9 million in equity capital. Although this additional equity strengthened the Company’s capital and liquidity position, economic conditions continue to be very challenging for most industries and many companies.Those conditions are likely to continue to show significant weaknesses for a period of time, although some economists believe that the United States economy is in nascent recovery.

The Company’s current revolving credit facility matures in the second quarter of 2010, and there can be no assurance that the Company will be able to renew or replace this facility or continue to meet the financial covenants of this or any renewal or replacement facility. If we are unable to meet the financial covenants of our revolving credit facility, the lender may declare the full amount outstanding immediately due and payable, and we may be unable to replace the facility, which would severely impair our liquidity and ability to meet our obligations as they become due. Furthermore, an uncured event of default could allow our lenders to sell our assets to satisfy our debt obligations and therefore create substantial doubt about the ability of the Company to continue as a going concern.

Our working capital—defined as current assets, less current liabilities—was negative $6.2 million at December 31, 2009 compared to negative $5.1 million at December 31, 2008. Cash provided by operating activities was $1.5 million in 2009, primarily resulting from aggressive balance sheet and working capital management. On average, we are able to collect our accounts receivable before we are required to pay vendors for raw material inputs used to generate those accounts receivable, which enables us to run a negative working capital position. Cash used in investing activities was $0.9 million used for purchases of manufacturing equipment, upgrades to our facilities and information systems and funding of letters of credit in support of our self-insured workers compensation program, partially offset by proceeds from a sale of certain transportation equipment and a decrease in our restricted assets. Cash used in financing activities was $.0.6 million, which consisted primarily of repayment of long term debt and capital leases, and increases in our new revolving line of credit.

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

Income taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either (a) the generation of future taxable income during the periods in which those temporary differences become deductible, or (b) the carryback of losses to recover income taxes previously paid during the carryback period. As of December 31, 2009, we have net operating loss carryforwards of $8.0 million, representing a deferred tax asset of $2.9 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $877,000 of which we have elected to provide a realizability allowance of $789,000, resulting in a net carrying amount of $88,000. If unused, the credits will commence expiring on December 31, 2021.

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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
VAUGHAN FOODS, INC.

We have audited the consolidated balance sheets of Vaughan Foods, Inc. and subsidiary as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vaughan Foods, Inc. and subsidiary as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assessment of the effectiveness of Vaughan Foods, Inc.’s internal control over financial reporting as of December 31, 2009, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

Oklahoma City, Oklahoma
March 19, 2010

/s/ COLE & REED, P.C. Cole & Reed, P.C.

VAUGHAN FOODS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2008

	December 31
	2009	2008
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Cash receipts subject to account control agreement	523,454	—
Accounts receivable, net of allowance for credit losses of $106,375 at December 31, 2009 and $140,870 at December 31, 2008	5,311,989	5,323,125
Inventories	3,054,819	3,376,180
Prepaid expenses and other assets	210,516	76,880
Deferred tax assets	264,772	310,266

Total current assets	9,365,550	9,086,451

Restricted assets:
Cash	528,000	287
Investments	541,398	561,715

Total restricted assets	1,069,398	562,002

Property and equipment, net	15,797,007	17,058,691

Other assets:
Loan origination fees, net of amortization	421,791	368,192
Intangible assets	77,090	107,938
Deferred tax assets, noncurrent	2,655,925	2,300,701

Total other assets	3,154,806	2,776,831

Total assets	$29,386,761	$29,483,975

VAUGHAN FOODS, INC.
CONSOLIDATED BALANCE SHEETS—Continued
December 31, 2009 and 2008

	December 31
	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,431,570	$7,960,982
Disbursements in transit	1,269,790	1,236,264
Line of credit	2,322,063	1,000,000
Note payable to former owners of Allisons Gourmet Kitchens, LP	875,617	802,500
Accrued liabilities	1,392,817	1,850,705
Current portion of long-term debt	1,138,602	1,093,974
Current portion of capital lease obligation	94,479	203,672

Total current liabilities	15,524,938	14,148,097

Long term liabilities:
Long-term debt, net of current portion	6,943,639	7,949,941
Capital lease obligation, net of current portion	—	94,479
Deferred gain on sale of assets	43,607	79,467

Total long-term liabilities	6,987,246	8,123,887

Stockholders’ equity:
Common stock, $0.001 par value; authorized 50,000,000 shares; 4,623,077 shares issued and outstanding at December 31, 2009 and 2008	4,623	4,623
Preferred stock, $0.001 par value; authorized 5,000,000 shares; 0 shares issued and outstanding at December 31, 2009 and 2008	—	—
Paid in Capital	12,734,115	12,571,302
Retained Earnings (deficit)	(5,864,161)	(5,363,934)

Total stockholders’ equity	6,874,577	7,211,991

Total liabilities and stockholders’ equity	$29,386,761	$29,483,975

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Net sales	$96,560,573	$91,852,339	$67,173,174
Cost of sales	87,819,901	86,778,313	60,491,310

Gross profit	8,740,672	5,074,026	6,681,864
Selling, general and administrative expenses	8,453,881	9,761,213	6,212,845

Operating income (loss)	286,791	(4,687,187)	469,019
Rent income	—	—	219,805
Interest expense	(1,119,562)	(833,008)	(2,071,903)
Gain (loss) on sale of asset	22,702	(57,498)	101,839
Interest income	112	37,055	168,543

Other income and expense, net	(1,096,748)	(853,451)	(1,581,716)

Net income (loss) before income taxes	(809,957)	(5,540,638)	(1,112,697)
Income tax expense (benefit)	(309,730)	(2,177,510)	(206,621)

Net income (loss)	$(500,227)	$(3,363,128)	$(906,076)

Weighted average shares outstanding—basic and diluted	4,623,077	4,623,077	3,461,539
Net income (loss) per share—basic and diluted	$(0.11)	$(0.73)	$(0.26)

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2009

	Common Stock		Paid in Capital	Member Capital (Deficit)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficiency)
	Shares issued	Amount
Balance at January 1, 2007	2,300,000	$2,300	$413,693	$(22,921)	$(991,642)	$(598,570)
Issuance of common stock in connection with intitial public offering	2,150,000	2,150	11,025,283	—	—	11,027,433
Issuance of common stock in connection with bridge funding liability	173,077	173	1,124,827	—	—	1,125,000
Net income (loss)	—	—	—	103,088	(1,009,164)	(906,076)

Balance at December 31, 2007	4,623,077	4,623	12,563,803	80,167	(2,000,806)	10,647,787
Exclusion of previously consolidated variable interest entity	—	—	—	(80,167)	—	(80,167)
Issuance of stock options in connection with Equity Incentive Plan	—	—	7,499	—	—	7,499
Net (loss)	—	—	—	—	(3,363,128)	(3,363,128)

Balance at December 31, 2008	4,623,077	$4,623	$12,571,302	$—	$(5,363,934)	$7,211,991
Issuance of stock options in connection with Equity Incentive Plan	—	—	88,352	—	—	88,352
Issuance of stock warrants in connection with refinancing revolving line of credit	—	—	74,461	—	—	74,461
Net (loss)	—	—	—	—	(500,227)	(500,227)

Balance at December 31, 2009	4,623,077	$4,623	$12,734,115	$—	$(5,864,161)	$6,874,577

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net (loss)	$(500,227)	$(3,363,128)	$(906,076)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,996,935	1,821,218	2,230,089
Provision for credit losses	(34,495)	(32,691)	108,516
Loss (gain) on sale of asset	(22,701)	57,498	(101,839)
Stock based compensation expense	88,352	7,499	—
Deferred income taxes	(309,730)	(2,177,510)	(206,621)
Changes in operating assets and liabilities, net of amounts in connection with the acquisition of Allison’s Gourmet Kitchens:
Accounts receivable	45,631	689,859	(265,124)
Accounts receivable—related party	—	—	181,042
Inventories	321,361	(530,126)	(489,440)
Disbursements in transit	33,526	1,236,264	—
Prepaid expenses and other assets	(133,636)	42,169	(14,212)
Accounts payable	470,588	3,020,014	(1,695,183)
Accounts payable, related party	—	—	(423,830)
Accrued liabilities	(457,888)	(38,641)	345,397

Net cash provided by (used in) operating activities	1,497,716	732,425	(1,237,281)

Cash flows from investing activities:
Purchases of property and equipment	(434,760)	(2,777,230)	(1,691,354)
Investments in Restricted assets	20,604	146,579	(111,130)
Purchases of letters of credit	(528,000)	—	—
Proceeds from sale of assets	5,000	711,600	318,089
Distributions from restricted assets	—	—	250,000
Cash paid for acquisition of Allison’s Gourmet Kitchens, net of cash acquired	—	—	(1,277,589)
Deconsolidation of variable interest entity	—	(80,167)	—

Net cash (used in) investing activities	(937,156)	(1,999,218)	(2,511,984)
Cash flows from financing activities:
Proceeds from initial public offering	—	—	11,594,388
Proceeds from line of credit	1,322,063	1,000,000	1,150,000
Repayments on line of credit	—	—	(3,876,578)
Payments of loan origination fees	(266,940)	(33,649)	(4,548)
Cash receipts subject to account control agreement	(523,454)	—	—
Repayment of long-term debt and capital leases	(1,165,346)	(1,155,532)	(1,165,902)
Proceeds from notes issued to former owners of Allison’s Gourmet Kitchens, LP	80,250	—	—
Repayments of notes payable to former owners of Allison’s Gourmet Kitchens, LP	(7,133)	(197,500)	—
Cash paid to former owners of Wild About Food	—	(45,000)	(117,998)
Repayments of short-term borrowings	—	(1,000,000)	(2,000,000)

Net cash provided by (used in) financing activities	(560,560)	(1,431,681)	5,579,362

Net increase (decrease) in cash and cash equivalents	—	(2,698,474)	1,830,097
Cash and cash equivalents at beginning of period	—	2,698,474	868,377

Cash and cash equivalents at end of period	$—	$—	$2,698,474

VAUGHAN FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS—Continued
For the Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of capitalized interest	$758,834	$904,562	$1,222,152
Supplemental disclosures of noncash financing and investing activities:
Fair value of assets acquired and liabilities assumed in acquisition:
Accounts receivable	—	—	2,054,514
Inventories	—	—	1,724,940
Prepaids	—	—	25,044
Property and equipment	—	—	3,354,543
Intangible assets	—	—	872,569

Total assets acquired	—	—	8,031,610
Accounts payable and accrued expenses	—	—	3,770,987
Long-term debt and capital leases	—	—	1,983,034

Total liabilities assumed	—	—	5,754,021
Bridge funding liability retired thru issuance of common stock	—	—	1,125,000
Issuance of note payable to former owners of Allison’s Gourmet Kitchens, LP in connection with acquisition	—	—	1,000,000
Decrease in amounts payable to former owners of Wild About Food due to net loss incurred by Wild	—	426,370	37,412

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements
December 31, 2009 and 2008

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

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2009 and 2008

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

Depreciation, including assets classified as capital leases, are provided using the straight-line method over the following estimated useful lives:

Plant and improvements	15–40 years
Machinery and equipment	2–15 years
Transportation equipment	3–10 years
Office equipment	2–7 years

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

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2009 and 2008

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

As of December 31, 2009, the Company has Class A and Class B warrants outstanding resulting from its initial public offering. The exercise price of both classes of warrants exceeds the Company’s stock price, therefore the Company has not included these warrants as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

On November 26, 2008 and March 12, 2009 the Company granted 605,000 and 14,120, respectively, stock options to certain employees, members of the board of directors and certain consultants to the Company, as further described in Note 14, vesting over four years. The exercise price of the options is equal to the Company’s stock price on the date of issuance. The consolidated statements of operations for the years ending December 31, 2009, 2008 and 2007 report net losses, therefore the Company has not included these options as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

On March 6, 2009, the Company issued a warrant to purchase 252,454 shares of common stock to its lender in connection with refinancing its revolving line of credit, as further described in Note 7. The consolidated statements of operations for the years ending December 31, 2009, 2008 and 2007, report net losses, therefore the Company has not included these options as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

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

(n) Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities are measured at cost which approximates fair value because of the short-term nature of these instruments. The carrying amount of the Company’s borrowings under the line of credit and long- term debt approximates fair value because the interest rate on the instruments fluctuate with market interest rates or represents borrowing rates available with similar terms.

(o) Investments

All of the Company’s investments are classified as available for sale and are stated at fair value. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders’ equity until realized. There were no unrealized gains or losses for the years ending December 31, 2009, 2008 and 2007. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2009 and 2008

securities below their carrying value that are other than temporary are recognized in earnings. As of December 31, 2009 and 2008, the Company’s investments consisted primarily of guaranteed investment contracts at a fixed interest rate of 2.25 percent.

(p) Stock-Based Compensation Expense

The Company measures stock-based compensation costs at the grant date based on the fair value of the award and recognizes expense ratably over the requisite service period, net of estimated forfeitures. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The Company awards stock options to employees, executive officers, directors and certain consultants.

(q) Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification ASC 105-10, which establishes the Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification, which changes the referencing of the financial accounting standards, became effective and was adopted by the Company for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded by the Codification, which is now the single official source of authoritative U.S. GAAP. All other accounting literature not included in the Codification is nonauthoritative. Updates to the ASC are issued in the form of Accounting Standards Updates (“ASU”). The Codification does not change U.S. GAAP, and its adoption did not have a material effect on the Company’s financial statements.

(3) Operating Results and Liquidity

We incurred a loss of $3.4 million in 2008, used cash of $2.7 million and experienced a decrease in working capital of $6.6 million. In 2009, the Company incurred a net loss of $0.5 million, and experienced a further decrease in working capital. During 2008 and 2009, management took several actions to provide assurance that the Company would continue as a going concern, including plans to enhance and conserve liquidity and capital resources. These plans included, among other things, (a) aggressive cost and cash management, including a moratorium on hiring of non-core personnel, compensation adjustments, and non-essential capital expenditures, (b) increased operational discipline, including the completion of the implementation of an Enterprise Resource Planning system designed to strengthen internal accounting and operational controls, and provide considerably more transparency and visibility into the business, (c) timely and adequate pricing adjustments to mitigate changes in input costs, (d) undertaking steps to mitigate the effects of changes in certain input and commodity costs, (e) continued aggressive management of the balance sheet, capital structure and working capital, (f) refinancing the revolving line of credit, which was completed during the first quarter of 2009, and (g) continuing to seek longer-term sources of capital.

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

Subsequent to December 31, 2009, the Company closed a private placement financing, in which it raised $1.9 million in equity capital. Although this additional equity strengthened the Company’s capital and liquidity position, economic conditions continue to be very challenging for most industries and many companies.

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2009 and 2008

(4) Inventories

A summary of inventories follows:

	December 31, 2009	December 31, 2008
Raw materials and supplies	$2,828,026	$2,740,137
Finished goods	226,793	472,879
Deferred production costs	—	163,164

Total inventory	$3,054,819	$3,376,180

The Company has advanced certain monies related to growing costs to growers, pursuant to contracts and accounted for those advanced monies as “Deferred production costs”. The prepaid amounts represent raw materials that have yet to be harvested.

(5) Restricted Assets

The Company is required to hold cash in reserve in separate trust accounts applicable to its $5.0 million Cleveland County Industrial Authority Industrial Development Revenue Bonds, issued December 2004. The project construction account represents proceeds of the bond offering to be drawn for approved capital expenditures. The debt reserve account represents funds to be used for debt service in the event of default. The interest and principal accounts represent deposits to be used for debt service. Deposits related to letters of credit are amounts placed in deposit with a lending institution for purposes of securing letters of credit. These assets are as follows:

	December 31, 2009	December 31, 2008
Project construction account	$—	$287
Debt reserve account	483,834	500,000
Interest fund account	24,231	29,456
Principal fund account	33,333	32,259
Deposits related to letters of credit	528,000	—

Total restricted assets	$1,069,398	$562,002

(6) Property and Equipment

Property and equipment, at cost, consists of the following:

	December 31, 2009	December 31, 2008
Land	$238,162	$238,162
Plant and improvements	11,699,376	11,693,585
Machinery and equipment	9,279,686	9,083,707
Transportation equipment	485,159	560,257
Office equipment	159,638	178,991
Software development	1,769,898	1,420,811
Construction in progress	26,641	162,616

	23,658,560	23,338,129
Less accumulated depreciation	(7,861,553)	(6,279,438)

Property and equipment, net	$15,797,007	$17,058,691

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2009 and 2008

During the years ended December 31, 2009, 2008 and 2007, depreciation expense, including depreciation on assets classified as capital leases, was $1,678,404, $1,598,108 and $1,369,232, respectively.

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

On March 18, 2009, the Company closed on an asset-based line of credit of up to $3.0 million, secured by accounts receivable and inventories (the “new revolving line of credit”). The new revolving line of credit bears interest, floating at the Wall Street Journal Prime Rate plus 4.5 percent, and is subject to certain financial covenants, including minimum cash position and EBITDA, measured on a monthly and quarterly basis, respectively, which the Company was in compliance with or has obtained a waiver of compliance as of December 31, 2009. The maximum amount of the line of credit was increased to $3.5 million on September 30, 2009 in connection with a modification of terms used to calculate the available borrowing amount and a modification of the covenants. The new revolving line of credit matures on May 1, 2010. In connection with the new revolving line of credit, the Company issued 252,454 warrants to purchase common stock of the Company. The execise price of the warrants are equal to the weighted average price for the 30 trading days ending on the trading day immediately before delivery. The Company values the warrants using the Black-Scholes option-pricing model and amortizes to expense over the life of the loan. The new revolving line of credit replaces the prior line of credit, which was retired with proceeds from the new revolving line of credit. Cash receipts from customers are deposited into a bank account that is subject to an account control agreement, wherein the funds are held for collection—generally one-to-two days—before being applied to balances outstanding under the new revolving line of credit. Once the funds are applied to balances outstanding, additional borrowing capacity is created, and funds can be immediately re-borrowed, subject to the other terms of the new revolving line of credit agreement. There were short-term borrowings under the new revolving line of credit of $2.3 million at December 31, 2009, which represents the approximate amount available under the new revolving line of credit as of that date.

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2009 and 2008

(8) Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	December 31, 2009	December 31, 2008
6.75–7.10% Cleveland County Industrial Revenue Bonds secured by real property final payment due December 1, 2024	$3,645,000	$4,015,000
5.75–9.00% Real estate loans secured by real property final payments due March 22, 2010 and August 1, 2028	3,271,919	3,383,671
8.75% Equipment loan secured by manufacturing equipment final payment due March 3, 2011	978,478	1,396,674
Various equipment and real estate loans with interest rates from 4.75–9.56% and due dates from 2010–2021	186,844	248,570

Total long-term debt	8,082,241	9,043,915
Less current portion	1,138,602	1,093,974

Net long-term debt	$6,943,639	$7,949,941

The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows:

Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of 1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. If the Debt Service coverage ratio reported for each of the previous four quarters is less than 1.50x to 1.00 the Company is required to retain a consultant. The actual debt service coverage ratio as of December 31, 2009 is 1.14x to 1.00.

Current Ratio: The Company is required to maintain a current ratio of 1.10x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of December 31, 2009 is 0.60x to 1.00.

Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of December 31, 2009 is 1.01x to 1.00.

Accounts Payable: The Company agrees that not more than 10 percent of the Company’s accounts payable shall be in excess of 75 days past due. The actual percentage as of December 31, 2009 is 2 percent.

Accounts Receivable: The Company agrees that not more than 20 percent of the Company’s accounts receivable will be in excess of 90 days past due. The actual percentage as of December 31, 2009 is less than 1 percent.

Capital lease obligations consist of the following:

	December 31, 2009	December 31, 2008
8.95–9.19% Equipment leases	$94,479	$297,429
8.62% Equipment lease	—	722

	94,479	298,151
Less current portion	94,479	203,672

Net long-term debt	$—	$94,479

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2009 and 2008

Annual Debt Service Requirements

The annual principal payment requirements to maturity, for long-term debt and capital lease obligations at December 31, 2009 are as follows:

Year Ending December 31,	Long-Term Debt	Capital Lease Obligations	Total
2010	$1,138,602	$94,479	$1,233,081
2011	1,050,538	—	1,050,538
2012	540,447	—	540,447
2013	578,163	—	578,163
2014	617,288	—	617,288
Thereafter	4,157,203	—	4,157,203

Principal outstanding at December 31, 2009	$8,082,241	$94,479	$8,176,720

Total interest costs for the years ended December 31, 2009, 2008 and 2007 was $1,119,562, $833,008 and $2,071,903, respectively.

(9) Accrued Liabilities

A summary of accrued liabilities follows:

	December 31, 2009	December 31, 2008
Rebates and commissions	$906,481	$1,122,673
Interest expense	32,884	88,652
Compensation	230,790	195,071
Workers’ compensation	76,593	283,566
Promotions and incentives	121,645	154,113
Property taxes	24,424	5,977
Other	—	653

Total accrued liabilities	$1,392,817	$1,850,705

(10) Intangible Assets

The Company holds an intangible asset, a customer list acquired by the Company in the amount of $154,210. The Company began amortizing the asset to expense over a period of five years beginning July 1, 2007, resulting in amortization expense of $30,848, $30,848 and $15,424, respectively in the years ended December 31, 2009, 2008 and 2007. Accumulated amortization expense as of December 31, 2009 was $77,120 resulting in a net carrying amount of $77,090.

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2009 and 2008

(11) Income Taxes

Income tax expense (benefit) for the years ended December 31, 2009, 2008 and 2007, consist of the following:

	2009	2008	2007
Current:
Federal	$—	$—	$—
State	—	—	—

	—	—	—

Deferred:
Federal	(281,025)	(1,948,218)	(195,752)
State	(28,705)	(229,292)	(10,869)

	(309,730)	(2,177,510)	(206,621)

Total income tax expense (benefit)	$(309,730)	$(2,177,510)	$(206,621)

Deferred tax assets (liabilities) are as follows:

	December 31, 2009	December 31, 2008
Net operating loss carryforward	$3,306,341	$3,037,028
Depreciation	(691,761)	(759,901)
Deferred gain on sale of assets	16,571	30,198
Inventory capitalization	95,319	54,789
Reserve for worker compensation expense	29,105	107,755
Allowance for credit losses	40,423	53,531
Work opportunity credit carryforward	37,132	—
Oklahoma job and investment credits	877,310	866,310
Allowance for state job and investment credits	(789,743)	(778,743)

Net deferred tax asset	$2,920,697	$2,610,967

Current portion	$264,772	$310,266
Non-current portion	2,655,925	2,300,701

	$2,920,697	$2,610,967

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

The Company is not currently subject to any specific audit by any federal, state or local taxing authority. The Company is no longer subject to income tax examinations by tax authorities before 2005. There are no tax positions previously taken which could give rise to uncertainty, and therefore there are no calculations or classifications of interest, penalties or effects on income tax rates related to such uncertainties.

As of December 31, 2009, the Company has a net operating loss carryforward of $8.7 million representing a tax asset of $2.9 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $877,000 of which the Company has elected to provide a realizability allowance of $789,000 resulting in a net carrying amount of $88,000. If unused, the credits will commence expiring on December 31, 2021.

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2009 and 2008

Actual income tax expenses differ from “expected” income tax, computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, as follows:

	2009	2008	2007
Computed “expected” income taxes	$(275,385)	$(1,883,817)	$(378,317)
State income taxes, net of federal income tax	(16,365)	(344,698)	(66,774)
Permanent difference due to amortization of equity transactions	19,152	—	191,250
Effect of consolidation of variable interest entity	—	—	35,050
Difference in taxable gain and book gain on sale of assets	—	51,005	—
Work opportunity credits	(37,132)	—	—
State new jobs/investment credits	—	—	12,170

	$(309,730)	$(2,177,510)	$(206,621)

(12) Operating Leases

The Company has noncancelable long-term operating leases for certain distribution equipment with various expiration dates, leases for refrigerated warehouse and office space and leases for office equipment. The equipment leases require the Company to pay a base rate plus specific mileage amounts. Rent expense on operating leases for the years ended December 31, 2009, 2008 and 2007 was $610,341, $600,870 and $340,064, respectively. Future minimum annual lease payments for these long-term leases for the next five years ending December 31,

2010	$656,585
2011	350,375
2012	280,355
2013	59,913
2014	—

$1,347,228

(13) Employee Benefit Plans

In 2002, the Company adopted a Flexible 401(k) plan covering all full-time employees with a minimum of one year of service. The plan contained a provision for the Company to contribute an amount equal to 25 percent of the employee’s elective deferral rate, up to a maximum of 4 percent of the employee’s compensation. The Company’s contributions to the plan during the years ended December 31, 2008 and 2007 were $6,568 and $12,809, respectively. The Company terminated the 401(k) plan effective December 31, 2008.

(14) Stock-Based Compensation Expense

In August 2006, the Company adopted the 2006 Equity Incentive Plan (the “Plan”) providing for potential awards of up to 1,000,000 options to purchase shares of common stock in the Company. On November 26, 2008, the Compensation Committee of the Board of Directors of the Company approved a proposal by management to issue stock options under the Plan to certain employees, directors and consultants of the Company or a Subsidiary. On March 12, 2009, 14,120 inentive stock options were issued on substantially the same terms as the incentive stock options issued on November 26, 2008. Except as noted below, options shall have a 10-year term, and shall vest at 25% per year, commencing on the first anniversary of the grant date. The grant date was November 26, 2008, and the exercise prices are equal to the closing market price on November 25, 2008 ($0.69),

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2009 and 2008

except for owners of 10% or more of the total shares of the Company. Exercise prices for the 10% and greater owners are 110% of the closing market price on November 25, 2008 ($0.76) and the options (i) have a term of five (5) years and (ii) vest at the rate of 25% per year. In all cases, the options shall immediately vest upon a Change in Control of the Company, as defined in the Plan. All options granted to employees are intended to qualify as Incentive Stock Options, as defined by Section 422 of the Internal Revenue Code of 1986, as amended, and the stock options granted to non-employee directors and consultants to the Company or a Subsidiary will be Nonqualified Stock Options as provided for in the Plan. The Company uses the Black-Scholes method of valuing the options and charges amounts to earnings using the straight-line method over the vesting period. The Company charged $88,352 and $7,500 against earnings during the year ended December 31, 2009 and 2008, respectively, leaving a total of $257,848 of unrecognized expense in conection with the issuance of the stock options. The assumptions used to value the options and the options granted to the owners of 10% or more of the total shares of the Company are as follows:

	2009	2008
Expected volatility	83%	118%
Expected term (months)	63	75
Expected dividend yield	0%	0%
Risk free rate	0.96%	2.43%

Owners of 10% or more of the Company’s shares have expected life assumption of 33 and 45 in the years 2009 and 2008, respectively, and a risk free rate of 1.38% in 2008.

The weighted-average grant-date fair value of options granted during the years 2009 and 2008 was $0.35 and $0.58, respectively. A summary of option activity under the Plan as of December 31, 2009 and changes during the period then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2009	605,000	$0.70
Granted	14,120	0.69
Exercised	—	—
Forfeited or expired	(17,500)	0.69

Outstanding at December 31, 2009	601,620	$0.70	4.1	$3,481

Excercisable at December 31, 2009	150,405	$0.70	4.1	$875

The total fair value of shares vested during 2009 was $87,725. A summary of nonvested shares as of December 31, 2009 and changes during the period then ended is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2009	605,000	$0.58
Granted	14,120	0.35
Vested	(151,250)	—
Forfeited or expired	(17,500)	0.60

Nonvested at December 31, 2009	450,370	$0.57

(15) Major Customers

The Company has supply arrangements with two certain distributors, representing 13 percent and 11 percent of its sales. Both distributors are composed of numerous distinct purchasing units. No

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2009 and 2008

individual purchasing unit of either distributor represents greater than 6 percent of gross revenues. The Company derives 12 percent of its sales from a certain retailer, servicing all of its distribution centers located within the United States of America.

(16) Commitments and Contingencies

The Company and its subsidiary are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at December 31, 2009, which would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

(17) Subsequent Events

On February 24, 2010, the Company closed a private placement transaction, selling 951,500 Units at $2.00 per Unit, each Unit consisting of five shares of restricted Common Stock and two 5-year restricted warrants to purchase one share of Common Stock at $0.70 per share. The total aggregate consideration of the transaction was $1.9 million, with net proceeds of $1.7 million, after underwriting discount and other fees.

(18) Initial Public Offering

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

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2009 and 2008

(19) Related Party Transactions

On June 30, 2007, the Company acquired the net assets of Allison’s. Prior to the acquisition, the Company provided a discounted price for products sold to Allison’s for use as ingredients in Allison’s products. In management’s opinion, all other transactions between the companies have been at fair value.

During the six months ended June 30, 2007, the Company’s sales including freight services, to Allison’s and purchases from Allison’s were as follows:

Six months ended June 30, 2007
Sales of product to Allison’s	$491,739
Freight revenue from Allison’s	207,634
Purchases from Allison’s	285,403

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

Six months ended June 30, 2007
Rents	$219,805
Utilities	79,220
Salaries	86,812

(20) Interim Financial Results (Unaudited)

	First	Second	Third	Fourth
	(dollars in thousands, except share data)
Fiscal year 2009:
Net sales	$22,319	$27,466	$24,107	$22,668
Gross profit	1,951	2,640	1,984	2,166
Net income (loss)	(266)	18	(218)	(34)
Net income (loss) per share—basic and diluted	$(0.06)	$—	$(0.05)	$(0.01)
Fiscal year 2008:
Net sales	$20,816	$24,424	$23,875	$22,737
Gross profit	2,045	1,806	946	277
Net income (loss)	(418)	(546)	(1,159)	(1,240)
Net income (loss) per share—basic and diluted	$(0.09)	$(0.12)	$(0.25)	$(0.27)

Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9AT—CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.

Based on our assessment using the criteria set forth by COSO in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

ITEM 9B—OTHER INFORMATION

None.

PART III

ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers and Directors

Directors are elected at our Annual Meeting and serve for one year terms until successors are elected and qualified or until their earlier resignation or removal. Executive officers are appointed by and serve at the pleasure of the Board of Directors. There are no family relationships between any of the executive officers and directors listed below. Information regarding our executive officers and directors including all public company directorships held by our directors during the past five years and any involvement in certain legal proceedings in the past ten years as of March 15, 2010 is set forth below.

Name	Age	Positions
Herbert B. Grimes	63	Chairman of the Board of Directors and Chief Executive Officer
Mark E. Vaughan	44	Chief Operating Officer and Director
Gene P. Jones	58	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer
Robert S. Dillon	54	Independent Director
Richard A. Kassar	63	Independent Director
Laura J. Pensiero	42	Independent Director

Herbert B. Grimes. Herb Grimes has been our Chairman of the Board and Chief Executive Officer since June 27, 2007. He has also served as President of Braxton Management Corporation, the general partner of Allison’s, and as such, as President and Chief Executive of Allison’s, since he co- founded Allison’s in January 2003. From 2002 until January 2003, he was a private investor. Before that, Mr. Grimes served as Vice-President of Sales, Marketing, and Research and Development for Orval Kent Holding Company from November 1996 until Orval Kent was acquired by Sky Chefs, Inc. in 2002. From January 1996 until November 1996 Mr. Grimes was President of the Mrs. Crockett’s Country Kitchens division of Orval Kent. Before that, from 1982, when he co-founded Mrs. Crockett’s Country Kitchens, Inc. (formerly known as Mrs. Giles’ Country Kitchens, Inc.) he served as its Vice President of Sales, Marketing and Research and Development until it was acquired by Orval Kent in January 1996. Mr. Grimes has over 35 years experience in the food processing industry, with the bulk of his expertise in the refrigerated prepared salads business.

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

Gene P. Jones. Mr. Jones has served as our Secretary, Treasurer and Chief Financial Officer since August 2007. In addition to this appointment, Mr. Jones retains a position he has held since April 2006 as a Senior Partner of Tatum, LLC (“Tatum”), an organization providing executive financial and information technology services to businesses. Mr. Jones served the Company in his capacity as a Tatum partner, beginning in May 2007, and was elected to his current position in August 2007. Before his affiliation with Tatum, from November 2003 to March 2006, Mr. Jones was Co-Founder, Secretary, Treasurer and Chief Financial Officer of Encore Discovery Solutions, Inc., a provider of litigation technology support services. From February 2003 to November 2003, Mr. Jones was involved in raising capital for the inception of Encore Discovery Solutions, Inc. From February 2002 to May 2003, he served as an independent consultant in the restaurant, retailing, construction and information technology service areas. During that time, he was also Chief Financial Officer and Treasurer of Vital Link Business Systems, Inc., a technology company serving the restaurant industry from October 2002 to May 2003. Mr. Jones has served in senior financial capacities with a number of public and private firms throughout his career. He began his career with the predecessor to the international accounting firm of KPMG, achieving the position of senior audit manager. His public accounting career spanned ten years.

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

Richard A. Kassar. Richard Kassar has served as Director since June 27, 2007. He is Chief Executive Officer of Fresh Pet Company, a manufacturer of fresh refrigerated pet food, which he launched as a start-up in October 2006. From July 2006 to October 2006 he raised venture capital for Fresh Pet Company. Before that, from 2002 until 2006 Mr. Kassar was Senior Vice President and Chief Financial Officer of Meow Mix. When Meow Mix was sold to Del Monte Corporation in May 2006, Mr. Kassar remained in his position there until July 2006. From 2001 until 2002 he was a consultant to venture capital businesses with respect to acquisitions of consumer brands and service organizations. From 1999 to 2001 he was Co-President and Chief Financial Officer of Global Household Brands, a manufacturer of consumer household cleaning products. He was Senior Vice President, Chief Operating Officer and Corporate Comptroller of Chock Full O’Nuts Corporation from 1986 to 1999. Mr. Kassar is a director and audit committee member of World Fuel, a New York Stock Exchange listed public company whose principal business is supplying fuel to the marine and aviation industry, and a director and chair of the audit committee of Velocity Express, a public company whose principal business is providing same-day transportation services. He is a graduate of Baruch College and is an inactive Certified Public Accountant.

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

Disclosure of Director Qualifications

The Board of Directors, acting through the Nominating and Corporate Governance Committee, is responsible for assembling for stockholder consideration a group of nominees that, taken together, have the experience, qualifications, attributes, and skills appropriate for functioning effectively as a Board. The Nominating and Corporate Governance Committee regularly reviews the composition of the Board in light of the Company’s changing requirements, its assessment of the Board’s performance, and the inputs of stockholders and other key constituencies.

The Nominating and Corporate Governance Committee looks for certain characteristics common to all board members, including integrity, strong professional reputation and record of achievement, constructive and collegial personal attributes, and the ability and commitment to devote sufficient time and energy to Board service.

In addition, the Nominating and Corporate Governance Committee seeks to include on the Board a complementary mix of individuals with diverse backgrounds and skills reflecting the broad set of challenges that the board confronts. These individual qualities can include matters like experience in the company’s industry, technical experience (for example, financial or technological expertise), experience gained in situations comparable to the company’s (e.g., financial service companies, growth companies, and companies that grow through acquisitions), leadership experience, and relevant geographical experience.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us or amendments thereto, or written representations that no other forms were required, we believe that all other Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2009. With respect to any of our former directors, officers, and ten percent (10%) stockholders, we do not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).

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

ITEM 11—EXECUTIVE COMPENSATION

The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2009 and 2008 by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, and (ii) our most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the last completed fiscal year, whose total compensation, as required to be disclosed pursuant to Item 402(n)(2) of Regulation S-K, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation
Herbert B. Grimes	2009	$331,979	$—	$—	$—	$—
Chairman of the Board of Directors and Chief Executive Officer	2008	320,400	—	—	30,764	—
Mark E. Vaughan	2009	272,231	—	—	—	—
Chief Operating Officer and Director	2008	260,000	—	—	28,200	—
Gene P. Jones	2009	275,688	—	—	—	23,726
Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer	2008	291,211	—	—	48,118	28,805

Option awards are amounts granted under the Equity Incentive Plan and are represented at the fair market value of the awards at grant-date in accordance with FASB ASC Topic 718.

Mr. Jones is a partner with Tatum, LLC (“Tatum”), an executive services firm. Pursuant to an agreement with Tatum, Vaughan will pay to Tatum a resource fee of $1,000 per month. The amount listed in All Other Compensation for 2008 and 2009 include $12,000 of such resource fees paid to Tatum, and amounts related to other out of pocket expenses for Mr. Jones.

The following Outstanding Equity Awards At Fiscal Year End Table sets forth all outstanding equity awards as of December 31, 2009.

Outstanding Equity Awards At Fiscal Year End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercised	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Herbert B. Grimes	—	—	60,000	$0.76	November 26, 2013
Mark E. Vaughan	—	—	55,000	$0.76	November 26, 2013
Gene P. Jones	—	—	80,000	$0.69	November 26, 2018
Robert S. Dillon	—	—	10,000	$0.69	November 26, 2018
Richard A. Kassar	—	—	10,000	$0.69	November 26, 2018
Laura J. Pensiero	—	—	10,000	$0.69	November 26, 2018

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

The following Director Compensation Table sets forth all compensation earned by directors during the fiscal years ended December 31, 2009 and 2008.

Director Compensation

Name and Principal Position	Year	Fees Earned or Paid in Cash	All Other Compensation	Total
Robert S. Dillon	2009	$12,750	$—	$12,750
	2008	10,500	6,015	16,515
Richard A. Kassar	2009	17,750	—	17,750
	2008	15,500	6,015	21,515
Laura J. Pensiero	2009	12,750	—	12,750
	2008	8,500	6,015	14,515

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information.

The following table summarizes information as of December 31, 2009 as to (i) compensation plans under which our equity securities are authorized for issuance and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside the plans. The shares authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.

Equity Compensation Plan Table

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	601,620	$0.70	398,380
Equity Compensation Plans Not Approved By Security Holders	—	$—	—

	601,620	$0.70	398,380

Equity Incentive Plan

In August 2006, before our initial public offering, our stockholders approved and ratified a Vaughan Foods, Inc. Equity Incentive Plan, or the “Plan,” the purpose of which is to attract and retain the personnel necessary for our success. The Plan was also adopted and approved by the stockholders following the initial public offering, on August 7, 2008. The Equity Incentive Plan gives our board of directors the ability to provide incentives through grants of incentive and non-qualified stock options to our employees, consultants and directors. A total of 1,000,000 shares of our common stock were reserved for issuance under the Plan. If an award expires or terminates unexercised or is forfeited to us, the shares underlying the option award become available for further awards under the Plan.

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

Awards Under the Plan

On November 26, 2008, the Compensation Committee of the Board of Directors of Vaughan Foods, Inc. (“Vaughan”) approved the award of incentive stock options, as defined by Section 422 of the Internal Revenue Code, to purchase 537,500 shares of Vaughan’s common stock, par value $0.001 per share (the “Common Stock”), to a total of 29 employees, including an aggregate of 215,000 to Vaughan’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Corporate Controller, pursuant to the Plan. A total of 115,000 shares, which are included in the 537,500 issued incentive stock options, were issued to employees owning 10% or more of Vaughan’s Common Stock. Additionally, 37,500 non-qualified stock options were issued to consultants. On March 12, 2009, 14,120 inentive stock options were issued to Gene P. Jones on substantially the same terms as the incentive stock options issued on November 26, 2008. Gene P. Jones immediately executed an Allocation of Beneficial Interest Agreement to allocate 14,118 incentive stock options to Tatum, LLC, pursuant to an executive services agreement between Vaughan and Tatum for Mr. Jones’ services.

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

A total of 1,000,000 shares of Vaughan’s Common Stock are issuable under the Plan. All the above described options vest according to a four-year vesting schedule, with 25 percent vesting on the one year anniversary of the option grant date, and 25 percent on each subsequent anniversary of the option grant date. The options vest immediately in the event of a Change in Control of Vaughan, as defined in the Plan. All options granted to individuals owing 10 percent or more of the Common Stock of Vaughan expire within five years of the option grant date, and all other options expire within 10 years of the option grant date. The Plan is filed as Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2008. The form of the Incentive Stock Option Agreement for employee incentive stock options issued under the Plan is filed as Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2008. The form of the

Non-Employee Director Nonqualified Stock Option Agreement for nonqualified stock options issued under the Plan is filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008. The form of the Consultant Nonqualified Stock Option Agreement for nonqualified stock options issued under the Plan is filed as Exhibit 10.19 to our Annual Report on Form 10-K for the year ended December 31, 2008.

The Company filed a registration statement on Form S-8 with the Securities and Exchange Commission registering the Common Stock issuable under the terms of the Plan on August 27, 2009.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of March 15, 2010 by (1) each of our directors, (2) each of our Named Executive Officers (as defined above), (3) all of our directors and executive officers as a group, and (4) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our Common Stock.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Ownership
Herbert B. Grimes	1,035,200	11.04
Mark E. Vaughan	1,037,200	11.06
Gene P. Jones	99,120	1.06
Robert S. Dillon	10,000	0.11
Richard A. Kassar	10,000	0.11
Laura J. Pensiero	10,000	0.11
Directors and Officers (6 persons) as a group	2,201,520	23.47

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

(2)

A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 19, 2010. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. On March 15, 2010, 4,623,077 shares of our Common Stock were outstanding.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Set forth below are details of transactions during the years ended December 31, 2009 and 2008, or currently proposed transactions, in which Vaughan Foods, Inc. was or is to be a participant, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last two completed fiscal years, and in which any director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had or will have any material interest, direct or indirect.

Immediately prior to the closing of our initial public offering, pursuant to amended agreements dated April, 2007, we acquired from Mark Vaughan our current chief operating officer and Vernon J. Brandt, Jr., a former member of management, for nominal consideration, 60% of the limited partnership interest in Allison’s Gourmet Kitchens, a limited partnership, and also acquired from Herbert Grimes our current Chairman and Chief Executive Officer and Stan Gustas our former vice president of finance, the remaining 40% of the limited partnership interests and the general partnership interest in Allison’s Gourmet Kitchens for a total price of $2,500,000. Mr. Grimes, through an affiliate, owned 87.5% of such minority interests and was to be paid in total, $2,187,500. Mr. Gustas owned the remaining 12.5% and was to be paid in total, $312,500. Of these amounts, we paid a total of $1,500,000 from the net proceeds of our initial public offering, $1,312,500 to Mr. Grimes and $187,500 to Mr. Gustas. Notes payable were issued to Mr. Grimes and Mr. Gustas for $1,000,000 of the purchase price, bearing interest at 10 percent per annum. On June 30, 2008, the notes to Mr. Gustas were retired and a new note was issued to Mr. Grimes in the principal amount of $802,500, bearing interest at 10%, and maturing in total on June 30, 2009. On July 17, 2009, the Company notified Herbert Grimes that it was unable to retire the note. On August 13, 2009, Mr. Grimes agreed to a new note with a principal amout of $882,750, requiring scheduled weekly payments until June 30, 2010. The Company and Mr. Grimes further agreed that payment of the principal amount is subject to the Company’s ability to pay. Mr. Grimes has the option of deferring any of the principal payments on the note and, has deferred each payment through the date hereof, and anticipates deferring subsequent payments until such time as the Company believes that it has adequate liquidity and capital resources to repay all or a portion of the indebtedness. The notes are subordinated to all other indebtedness of the company.

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

In determining director independence, our Board applies the independence standards set by Nasdaq. In its application of such standards the Board takes into consideration all transactions with Independent Directors and the impact of such transactions, if any, on any of the Independent Directors’ ability to continue to serve on our Board. To that end, for the fiscal year ended 2009, our Board considered the fees paid to the Independent Directors disclosed above in “Item 10—Executive Compensation—Director Compensation” and determined that those transactions were within the limits of the independence standards set by Nasdaq and did not impact their ability to continue to serve as Independent Directors.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES

With respect to the years ended December 31, 2009 and 2008 the aggregate fees billed by Cole & Reed, P.C. are as follows:

	2009		2008
Audit Fees	$178,700	96.0%	$227,350	96.2%
Audit Related Fees	$7,500	4.0%	$9,100	3.8%
Tax Fees	$—	0.0%	$—	0.0%
All Other Fees	$—	0.0%	$—	0.0%

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

The Audit Committee determined that the non-audit services provided by Cole & Reed, P.C. during the year ended December 31, 2009 and 2008 were compatible with maintaining the independence of Cole & Reed, P.C.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  1. Financial Statements

List of Documents Filed as a Part of this Annual Report on Form 10-K:

The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K.

Consolidated Balance Sheets at December 31, 2009 and 2008; and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007; Notes to Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.

2. Financial Statement Schedules—See (c) below.

3. Exhibits—See (b) below.

(b)  Exhibits

The exhibits listed below are filed as a part of this Annual Report on Form 10-K.

Exhibit No.	Description
1.1	—Form of Underwriting Agreement[4]
3.1	—Certificate of Incorporation, as amended[1]
3.2	—Bylaws[1]
4.1	—Specimen stock certificate[2]
4.2	—Form of warrant agreement, including form of Class A and Class B warrants[4]
4.3	—Specimen unit certificate[2]
4.4	—Form of representative’s warrant[4]
4.5	—Mortgage and loan agreement dated December 31, 2004[1]
4.6	—Indenture of trust dated December 31, 2004[1]
4.7	—Real estate loan due August 1, 2028[1]
4.8	—Agreement of the registrant to furnish agreements defining rights of holders of long term debt[1]
10.1	—Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon J. Brandt, Jr. Dated June 12, 2006[1]
10.2	—Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas, dated May 19, 2006[1]
10.3	—Vaughan Foods, Inc. 2006 Equity Incentive Plan[9]
10.4	—Form of Securities Purchase and Subscription Agreement dated as of July 17, 2006[1]
10.5	—Form of Registration Rights Agreement dated as of July 17, 2006[1]
10.6	—Promissory Note dated September 25, 2006[1]
10.7	—Form of Lock-Up Agreement[2]
10.8	—Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon Brandt, Jr. dated April 20, 2007[5]
10.9	—Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas dated April 20, 2007[3]
10.10	—Form of amended Promissory Note dated September 25, 2006[3]
10.11	—Amended Promissory Note dated September 25, 2006[5]

Exhibit No.	Description
10.12	—Promissory Note dated July 3, 2007[5]
10.13	—Promissory Note dated July 3, 2007[5]
10.14†	—Form of Interim Executive Services Agreement dated June 29, 2007[6]
10.15	—Loan Agreement dated as of December 31, 2007[7]
10.16	—Security Agreement dated as of December 31, 2007[7]
10.17	—Form of Employee Incentive Stock Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended[9]
10.18	—Form of Non-Employee Director Non-Qualified Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended[9]
10.19	—Form of Consultant Non-Qualified Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended[9]
10.20	—Revolving Credit Loan Promissory Note dated as of December 31, 2007[7]
10.21†	—Management Agreement, dated April 8, 2009, between Registrant and Herbert B. Grimes[9]
10.22†	—Management Agreement, dated April 8, 2009, between Registrant and Mark E. Vaughan[9]
10.23†	—Management Agreement, dated April 8, 2009, between Registrant and Gene P. Jones[9]
31.1*	—Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	—Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	—Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

**	Furnished, not filed, pursuant to Item 601(b) (32) of Regulation S-K.

†	Management contract, compensation plan or arrangement

1.	Previously filed as an exhibit to the initial filing of our registration statement on Form S-1 filed on October 6, 2006

2.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on January 30, 2007

3.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on April 26, 2007

4.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on May 10, 2007

5.	Previously filed as an exhibit to our quarterly report on Form 10-Q filed on August 12, 2007

6.	Previously filed as an exhibit to our current report on Form 8-K filed on August 15, 2007

7.	Previously filed as an exhibit to our current report on Form 8-K filed on January 4, 2008

8.	Previously filed as an exhibit to our current report on Form 8-K filed on December 3, 2008

9.	Previously filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009

(c) No financial statement schedules are included because the information is either provided in the financial statements or is not required under the related instructions or is inapplicable and such schedules therefore have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VAUGHAN FOODS, INC.

By:	/s/ HERBERT B. GRIMES (Herbert B. Grimes Chairman of the Board of Directors and Chief Executive Officer)

Date: March 19, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

Principal Executive Officer:
/s/ HERBERT B. GRIMES	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 19, 2010
Prinicipal Finanical Officer and Principal Accounting Officer:
/s/ GENE P. JONES	Chief Financial Officer and Principal Accounting Officer	March 19, 2010
/s/ MARK E. VAUGHAN	Chief Operating Officer and Director	March 19, 2010
/s/ ROBERT S. DILLON	Director	March 19, 2010
/s/ RICHARD A. KASSAR	Director	March 19, 2010
/s/ LAURA J. PENSIERO	Director	March 19, 2010

EXHIBIT INDEX

Exhibit No.	Description
1.1	—Form of Underwriting Agreement[4]
3.1	—Certificate of Incorporation, as amended[1]
3.2	—Bylaws[1]
4.1	—Specimen stock certificate[2]
4.2	—Form of warrant agreement, including form of Class A and Class B warrants[4]
4.3	—Specimen unit certificate[2]
4.4	—Form of representative’s warrant[4]
4.5	—Mortgage and loan agreement dated December 31, 2004[1]
4.6	—Indenture of trust dated December 31, 2004[1]
4.7	—Real estate loan due August 1, 2028[1]
4.8	—Agreement of the registrant to furnish agreements defining rights of holders of long term debt[1]
10.1	—Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon J. Brandt, Jr. Dated June 12, 2006[1]
10.2	—Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas, dated May 19, 2006[1]
10.3	—Vaughan Foods, Inc. 2006 Equity Incentive Plan[9]
10.4	—Form of Securities Purchase and Subscription Agreement dated as of July 17, 2006[1]
10.5	—Form of Registration Rights Agreement dated as of July 17, 2006[1]
10.6	—Promissory Note dated September 25, 2006[1]
10.7	—Form of Lock-Up Agreement[2]
10.8	—Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon Brandt, Jr. dated April 20, 2007[3]
10.9	—Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas dated April 20, 2007[3]
10.10	—Form of amended Promissory Note dated September 25, 2006[3]
10.11	—Amended Promissory Note dated September 25, 2006[5]
10.12	—Promissory Note dated July 3, 2007[5]
10.13	—Promissory Note dated July 3, 2007[5]
10.14†	—Form of Interim Executive Services Agreement dated June 29, 2007[6]
10.15	—Loan Agreement dated as of December 31, 2007[7]
10.16	—Security Agreement dated as of December 31, 2007[7]
10.17	—Form of Employee Incentive Stock Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended[9]
10.18	—Form of Non-Employee Director Non-Qualified Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended[9]
10.19	—Form of Consultant Non-Qualified Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended[9]
10.20	—Revolving Credit Loan Promissory Note dated as of December 31, 2007[7]
10.21†	—Management Agreement, dated April 8, 2009, between Registrant and Herbert B. Grimes[9]
10.22†	—Management Agreement, dated April 8, 2009, between Registrant and Mark E. Vaughan[9]
10.23†	—Management Agreement, dated April 8, 2009, between Registrant and Gene P. Jones[9]

Exhibit No.	Description
31.1*	—Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	—Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	—Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

**	Furnished, not filed, pursuant to Item 601(b) (32) of Regulation S-K.

†	Management contract, compensation plan or arrangement

1.	Previously filed as an exhibit to the initial filing of our registration statement on Form S-1 filed on October 6, 2006

2.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on January 30, 2007

3.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on April 26, 2007

4.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on May 10, 2007

5.	Previously filed as an exhibit to our quarterly report on Form 10-Q filed on August 12, 2007

6.	Previously filed as an exhibit to our current report on Form 8-K filed on August 15, 2007

7.	Previously filed as an exhibit to our current report on Form 8-K filed on January 4, 2008

8.	Previously filed as an exhibit to our current report on Form 10-K filed on April 15, 2009

9.	Previously filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009