Form 10-Q
period 2010-03-31
Vaughan Foods, Inc.
filed 2010-05-14
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to

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

Number of shares outstanding of the registrant’s common stock, as of May 14, 2010:
Class	Shares Outstanding

Common Stock, $0.001 par value per share	9,380,577

VAUGHAN FOODS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2010
INDEX

i

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Vaughan Foods, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Vaughan Foods, Inc. and subsidiary (the “Company”) as of March 31, 2010, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2010 and 2009, and the related statement of stockholders’ equity for the three months ended March 31, 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of the Company as of December 31, 2009, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, and the accompanying statement of stockholders’ equity for the year ended December 31, 2009, are fairly stated, in all material respects, in relation to the financial statements from which they have been derived.

Oklahoma City, Oklahoma
May 14, 2010

Vaughan Foods, Inc.
Consolidated Balance Sheets
March 31, 2010 & December 31, 2009

	March 31, 2010	December 31, 2009

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$-	$-
Cash receipts subject to account control agreement	433,119	523,454
Accounts receivable, net of allowance for credit losses of $157,692 at March 31, 2010 and $106,375 at December 31, 2009	6,043,475	5,311,989
Inventories	2,969,791	3,054,819
Prepaid expenses and other assets	216,705	210,516
Deferred tax assets	350,615	264,772

Total current assets	10,013,705	9,365,550

Restricted assets:
Cash	528,000	528,000
Investments	723,789	541,398

Total restricted assets	1,251,789	1,069,398

Property and equipment, net	15,724,267	15,797,007

Other assets:
Loan origination fees, net of amortization	291,449	421,791
Intangible assets	69,378	77,090
Deferred tax assets, noncurrent	2,455,164	2,655,925

Total other assets	2,815,991	3,154,806

Total assets	29,805,752	29,386,761

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	6,893,370	8,431,570
Disbursements in transit	1,391,601	1,269,790
Line of credit	1,984,461	2,322,063
Note payable to former owners of Allisons Gourmet Kitchens, LP	872,414	875,617
Accrued liabilities	1,944,785	1,392,817
Current portion of long-term debt	1,608,101	1,138,602
Current portion of capital lease obligation	40,839	94,479

Total current liabilities	14,735,571	15,524,938

Long term liabilities:
Long-term debt, net of current portion	6,316,000	6,943,639
Deferred gain on sale of assets	34,642	43,607

Total long-term liabilities	6,350,642	6,987,246

Stockholders’ equity:
Common stock, $0.001 par value; authorized 50,000,000 shares; 9,380,577 shares issued and outstanding at March 31, 2010 and 4,623,077 shares issued and outstanding at December 31, 2009	9,381	4,623
Preferred stock, $0.001 par value; authorized 5,000,000 shares; 0 shares issued and outstanding at March 31, 2010 and December 31, 2009	-	-
Paid in Capital	14,457,728	12,734,115
Retained Earnings (deficit)	(5,747,570)	(5,864,161)

Total stockholders’ equity	8,719,539	6,874,577

Total liabilities and stockholders’ equity	$29,805,752	$29,386,761

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Operations
For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Net sales	$21,695,865	$22,319,004
Cost of sales	18,933,711	20,368,196

Gross profit	2,762,154	1,950,808

Selling, general and administrative expenses	2,270,428	2,149,736

Operating income (loss)	491,726	(198,928)

Interest expense	(269,182)	(226,530)
Gain (loss) on sale of assets	8,965	(3,789)
Interest income	-	107

Other income and expense, net	(260,217)	(230,212)

Net income (loss) before income taxes	231,509	(429,140)

Income tax expense (benefit)	114,918	(163,197)

Net income (loss)	$116,591	$(265,943)

Weighted average shares outstanding - basic and diluted	6,526,077	4,623,077

Net income (loss) per share - basic and diluted	$0.02	$(0.06)

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Consolidated Statements of Stockholders’ Equity
For the Year Ended December 31, 2009 and the Three Months Ended March 31, 2010

	Common Stock		Paid in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares issued	Amount

Balance at January 1, 2009	4,623,077	$4,623	$12,571,302	$(5,363,934)	$7,211,991

Issuance of stock options in connection with Equity Incentive Plan	-	-	88,352	-	88,352
Issuance of stock warrants in connection with refinancing revolving line of credit			74,461		74,461
Net (loss)	-	-	-	(500,227)	(500,227)

Balance at December 31, 2009	4,623,077	$4,623	$12,734,115	$(5,864,161)	$6,874,577

Stock-based compensation expense (unaudited)	-	-	22,483	-	22,483
Issuance of common stock in connection with private placement transaction (unaudited)	4,757,500	4,758	1,701,130	-	1,705,888
Net income (unaudited)	-	-	-	116,591	116,591

Balance at March 31, 2010 (unaudited)	9,380,577	$9,381	$14,457,728	$(5,747,570)	$8,719,539

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009

	Three Months Ended March 31,

	2010	2009

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$116,591	$(265,943)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	726,595	454,977
Provision for credit losses	51,317	-
Loss (gain) on sale of assets	(8,965)	3,789
Stock option expense	22,483	27,496
Deferred income taxes	114,918	(163,197)
Changes in operating assets and liabilities:
Accounts receivable	(782,803)	(1,059,814)
Inventories	85,028	(164,478)
Prepaid expenses and other assets	(6,190)	(49,122)
Accounts payable	(1,538,200)	1,373,795
Disbursements in transit	121,811	(235,167)
Accrued liabilities	551,969	309,901

Net cash provided (used by) by operating activities	(545,446)	232,237

Cash flows from investing activities:
Purchases of property and equipment	(515,801)	(208,009)
Investments in Restricted assets	(182,391)	(598,268)

Net cash (used by) investing activities	(698,192)	(806,277)

Cash flows from financing activities:
Payments of loan origination fees	-	(175,657)
Proceeds from stock issue	1,705,888	-
Proceeds from line of credit	-	2,777,857
Repayments of line of credit	(337,602)	(1,000,000)
Cash receipts subject to account control agreement	90,335	(837,584)
Repayments on notes payable to former owners of Allison’s Gourmet Kitchens, LP	(3,203)	-
Repayment of long-term debt and capital leases	(211,780)	(190,576)

Net cash provided by financing activities	1,243,638	574,040

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of capitalized interest	$181,092	$176,056

Issuance of stock options issued in connection with refinancing revolving line of credit	$-	$74,461

Issuance of warrants to placement agent in connection with private placement transaction	$219,661	$-

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2010 and 2009

(1)	Nature of Operations

Vaughan Foods, Inc. (the “Company”) is an Oklahoma-based specialty food processor serving customers in a multi-state region. The Company and its subsidiary operate from processing facilities in Moore, Oklahoma and Fort Worth, Texas.

(2)	Summary of Significant Accounting Policies

	(a)	Basis of Reporting

The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K with the SEC on March 19, 2010.

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

	(b)	Unaudited Interim Financial Information

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

For purposes of the consolidated statements of cash flows, the Company considers investments with maturities of three months or less at date of purchase to be cash equivalents. Cash subject to account control agreement represent unrestricted cash that results from collections of trade accounts receivable. Such amounts are generally applied the next business day to outstanding balances and accrued interest on the revolving credit agreement, and subject to availability and other terms of the agreement, can be re-borrowed immediately after being applied to the line of credit.

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

As of March 31, 2010, the Company has Class A and Class B warrants outstanding resulting from its initial public offering with exercise prices of $9.75 and $13.00, respectively. Both classes of warrants expire on June 27, 2012. The exercise price of both classes of warrants exceeds the Company’s stock price, therefore the Company has not included these warrants as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

On November 26, 2008 and March 12, 2009, the Company granted 605,000 and 14,120, respectively, stock options to certain employees, members of the board of directors and certain consultants to the Company, vesting over four years, with a weighted average exercise price of $0.70. The exercise price of the options is equal to the Company’s stock price on the date of issuance, which exceeds the Company’s average stock price, therefore the Company has not included these options as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

On March 6, 2009, the Company issued a seven year warrant to purchase 252,454 shares of common stock to its lender in connection with refinancing its revolving line of credit, as further described in Note 7. The exercise price of the warrant $0.59 per share, which is greater than the Company’s average stock price, therefore the Company has not included these options associated with the warrant in diluted earnings per share because the effects of inclusion would be anti-dilutive.

On February 24, 2010, the Company issued five year warrants to purchase 1,903,000 shares of common stock to 71 accredited investors in connection with a private placement transaction. The exercise price of the warrants is $0.70 per share, which is greater than the Company’s average stock price, therefore the Company has not included these options associated with the warrants in diluted earnings per share because the effects of inclusion would be anti-dilutive.

On February 23, 2010, the Company issued five year warrants to purchase 475,750 shares of common stock to the placement agent in connection with a private placement transaction. The exercise price of the warrants is $0.625 per share, which is greater than the Company’s average stock price, therefore the Company has not included these options associated with the warrants in diluted earnings per share because the effects of inclusion would be anti-dilutive.

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

All of the Company’s investments are classified as available for sale and are stated at fair value. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders’ equity until realized. There were no unrealized gains or losses for the three months ended March 31, 2010 and 2009. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings. As of March 31, 2010 and December 31, 2009, the Company’s investments consisted primarily of guaranteed investment contracts at a fixed interest rate of 2.25 percent.

(p)	Stock-Based Compensation Expense

The Company measures stock-based compensation costs at the grant date based on the fair value of the award and recognize as expense ratably over the service period, net of estimated forfeitures. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The Company awards stock options to employees, executive officers, directors and certain consultants.

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

On February 24, 2010, the Company closed a private placement financing transaction, selling 951,500 Units at $2.00 per Unit, each Unit consisting of five shares of restricted Common Stock and two 5-year restricted warrants to purchase one share of Common Stock at $0.70 per share to 71 accredited investors. The total aggregate consideration of the transaction is $1,903,000, with net proceeds of $1,707,600 after underwriting discount and other fees. The Company issued 475,750 five-year warrants to purchase common stock to the placement agent with a strike price of $0.625. The fair value of these warrants is determined using the Black-Scholes option-pricing model with assumptions of 162.1 percent volatility, an expected term of 30 months, expected dividend yield of 0.0 percent and a risk free rate of 1.42 percent resulting in a fair value of $219,661. Although this additional equity strengthened the Company’s capital and liquidity position, economic conditions continue to be very challenging for most industries and many companies.

During the three months ended March 31, 2010, the Company reported net income of $0.1 million. The Company decreased its short-term borrowings under its new revolving line of credit by $0.3 million and continues to aggressively manage its capital resources.

(4)	Inventories

A summary of inventories follows:

		March 31, 2010 (unaudited)	December 31, 2009

	Raw materials and supplies	$2,628,756	$2,828,026
	Finished goods	324,341	226,793
	Deferred production costs	16,694	-

	Total inventory	$2,969,791	$3,054,819

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

	March 31, 2010	December 31, 2009
	(unaudited)

Debt reserve account	$493,534	$483,834
Interest fund account	96,922	24,231
Principal fund account	133,333	33,333
Deposits related to letters of credit	528,000	528,000

Total restricted assets	$1,251,789	$1,069,398

(6)	Property and Equipment

Property and equipment, at cost, consists of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
Land	$238,162	$238,162
Plant and improvements	11,699,376	11,699,376
Machinery and equipment	9,288,561	9,279,686
Transportation equipment	485,159	485,159
Software and office equipment	2,316,572	159,638
Software development	128,765	1,769,898
Construction in progress	17,766	26,641

	24,174,361	23,658,560
Less accumulated depreciation	(8,450,094)	(7,861,553)

Property and equipment, net	$15,724,267	$15,797,007

During the three months ended March 31, 2010 and 2009, depreciation expense, including depreciation on assets classified as capital leases, was $588,541 and $418,098, respectively.

(7)	Line of Credit

On March 18, 2009, the Company closed on an asset-based line of credit of up to $3.0 million, secured by accounts receivable and inventories (the “revolving line of credit”). The revolving line of credit bears interest, floating at the Wall Street Journal Prime Rate plus 4.5 percent, and is subject to certain financial covenants, including minimum cash position and EBITDA, measured on a monthly and quarterly basis, respectively, which the Company was in compliance with or has obtained a waiver of compliance as of March 31, 2010. The maximum amount of the line of credit was increased to $3.5 million on September 30, 2009 in connection with a modification of terms used to calculate the available borrowing amount and a modification of the covenants. The revolving line of credit matured on May 1, 2010. On April 26, 2010, the Company entered into a second amendment to extend the maturity date to July 1, 2010 under on the same terms as those that currently exist, in order to provide additional time to consider mutually beneficial renewal terms targeted at extending the relationship. In connection with the revolving line of credit, the Company issued 252,454 warrants to purchase common stock of the Company. The exercise price of the warrants are equal to the weighted average price for the 30 trading days ending on the trading day immediately before delivery. The Company values the warrants using the Black-Scholes option-pricing model and amortizes to expense over the life of the loan. Cash receipts from customers are deposited into a bank account that is subject to an account control agreement, wherein the funds are held for collection – generally one-to-two days – before being applied to balances outstanding under the revolving line of credit. Once the funds are applied to balances outstanding, additional borrowing capacity is created, and funds can be immediately re-borrowed, subject to the other terms of the revolving line of credit agreement. The maximum availability under the line of credit on March 31, 2010 was $3.5 million of which there were short-term borrowings of $2.0 million.

(8)	Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	March 31, 2010	December 31, 2009
	(unaudited)
6.75 - 7.10% Cleveland County Industrial Revenue Bonds secured by real property final payment due December 1, 2024	$3,645,000	$3,645,000
4.25% Real estate loans secured by real property final payments due August 1, 2028	3,063,999	3,093,666
6.50% Real estate loans secured by real property final payments due June 22, 2010	174,645	178,253
8.75% Equipment loan secured by manufacturing equipment final payment due March 3, 2011	869,999	978,478
Various equipment and real estate loans with interest rates from 4.75 - 9.56% and due dates from 2010-2021	170,458	186,844

Total long-term debt	7,924,101	8,082,241
Less current portion	1,608,101	1,138,602

Net long-term debt	$6,316,000	$6,943,639

The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows:

Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of 1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. If the Debt Service coverage ratio reported for each of the previous four quarters is less than 1.50x to 1.00 the Company is required to retain a consultant. The actual debt service coverage ratio as of March 31, 2010 is 1.67x to 1.00.

Current Ratio: The Company is required to maintain a current ratio of 1.10x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of March 31, 2010 is 0.68x to 1.00.

Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of March 31, 2010 is 0.72x to 1.00.

Accounts Payable: The Company agrees that not more than 10 percent of its accounts payable shall be in excess of 75 days past due. The actual percentage as of March 31, 2010 is 0.59 percent.

Accounts Receivable: The Company agrees that not more than 20 percent of accounts receivable will be in excess of 90 days past due. The actual percentage as of March 31, 2010 is 0.41 percent.

Capital lease obligations consist of the following:

	March 31, 2010 (unaudited)	December 31, 2009

8.95 - 9.19% Equipment leases	$40,839	$94,479
Less current portion	40,839	94,479

Net long-term debt	$-	$-

Annual Debt Service Requirements

The annual principal payment requirements to maturity, for long-term debt and capital lease obligations at March 31, 2010 are as follows:

Year Ending March 31,	Long-Term Debt	Capital Lease Obligations	Total

2011	$1,608,101	$40,839	$1,648,940
2012	549,331	-	549,331
2013	585,136	-	585,136
2014	621,233	-	621,233
2015	657,641	-	657,641
Thereafter	3,902,659	-	3,902,659

Principal outstanding at March 31, 2010	$7,924,101	$40,839	$7,964,940

During the the three months ended March 31, 2010 and 2009, total interest costs were $269,182 and $226,530, respectively.

(9)	Accrued Liabilities

A summary of accrued liabilities follows:

	March 31, 2010 (unaudited)	December 31, 2009
Rebates and commissions	$735,224	$906,481
Interest expense	107,775	32,884
Compensation	523,526	230,790
Workers’ compensation	262,761	76,593
Promotions and incentives	250,655	121,645
Property taxes	70,286	24,424
Other	(5,443)	-

Total accrued liabilities	$1,944,784	$1,392,817

(10)	Intangible Assets

The Company holds an intangible asset, a customer list acquired by the Company in the amount of $154,210. The Company began amortizing the asset to expense over a period of five years beginning July 1, 2007, resulting in amortization expense of $7,712 and $7,712 during the the three months ended March 31, 2010 and 2009, respectively, accumulated amortization expense of $84,832 and a net carrying amount at March 31, 2010 of $69,378.

(11)	Income Taxes

Income tax expense (benefit) for the three months ended March 31, 2010 and 2009, consist of the following:

	Three months ended March 31,
	2010	2009
	(unaudited)
Current:
Federal	$-	$-
State	-	-

	-	-

Deferred:
Federal	102,817	(146,012)
State	12,101	(17,185)

	114,918	(163,197)

Total income tax expense (benefit)	$114,918	$(163,197)

Deferred tax assets (liabilities) are as follows:

	March 31, 2010	December 31, 2009
	(unaudited)
Net operating loss carryforward	$3,052,451	$3,306,341
Depreciation	(643,074)	(691,761)
Deferred gain on sale of assets	13,164	16,571
Inventory capitalization	98,767	95,319
Reserve for worker compensation expense	99,849	29,105
Allowance for credit losses	59,923	40,423
Work opportunity credit carryforward	37,132	37,132
Oklahoma job and investment credits	877,310	877,310
Allowance for state job and investment credits	(789,743)	(789,743)

Net deferred tax asset	$2,805,779	$2,920,697

Current portion	$350,615	$264,772
Non-current portion	2,455,164	2,655,925

	$2,805,779	$2,920,697

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

The Company is not currently subject to any specific audit by any federal, state or local taxing authority. The Company is no longer subject to income tax examinations by tax authorities before 2005. There are no tax positions previously taken which could give rise to uncertainty, and therefore there are no calculations or classifications of interest, penalties or effects on income tax rates related to such uncertainties

As of March 31, 2010, the Company has a net operating loss carryforward of $8.0 million representing a tax asset of $3.1 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $877,000 of which the Company has elected to provide a realizability allowance of $789,000 resulting in a net carrying amount of $88,000. If unused, the credits will commence expiring on December 31, 2021.

Actual income tax expenses differ from “expected” income tax, computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, as follows:

	Three months ended March 31,
	2010	2009
	(unaudited)	(unaudited)
Computed “expected” income taxes	$78,713	$(145,908)
State income taxes, net of federal income tax	9,168	(17,289)
Other permanent differences	27,037	-

	$114,918	$(163,197)

(12)	Operating Leases

The Company has noncancelable long-term operating leases for certain distribution equipment with various expiration dates, one lease for refrigerated warehouse space and one lease for office equipment. The equipment leases require the Company to pay a base rate plus specific mileage amounts. Future minimum annual lease payments for these long-term leases for the next five years ending March 31,

(unaudited)
2011	$575,502
2012	330,653
2013	220,950
2014	39,942
2015	-

$1,167,047

(13)	Stock Based Compensation

In August 2006, the Company adopted the 2006 Equity Incentive Plan (the “Plan”) providing for potential awards of up to 1,000,000 options to purchase shares of common stock in the Company. On November 26, 2008, the Compensation Committee of the Board of Directors of the Company approved a proposal by management to issue stock options under the Plan to certain employees, directors and consultants of the Company or a Subsidiary. On March 12, 2009, 14,120 incentive stock options were issued on substantially the same terms as the incentive stock options issued on November 26, 2008. Except as noted below, options shall have a 10-year term, and shall vest at 25% per year, commencing on the first anniversary of the grant date. The grant date was November 26, 2008, and the exercise prices are equal to the closing market price on November 25, 2008 ($0.69), except for owners of 10% or more of the total shares of the Company. Exercise prices for the 10% and greater owners are 110% of the closing market price on November 25, 2008 ($0.76) and the options (i) have a term of five (5) years and (ii) vest at the rate of 25% per year. In all cases, the options shall immediately vest upon a Change in Control of the Company, as defined in the Plan. All options granted to employees are intended to qualify as Incentive Stock Options, as defined by Section 422 of the Internal Revenue Code of 1986, as amended, and the stock options granted to non-employee directors and consultants to the Company or a Subsidiary will be Nonqualified Stock Options as provided for in the Plan. The Company uses the Black-Scholes method of valuing the options and charges amounts to earnings using the straight-line method over the vesting period. The Company charged $22,483 and $22,075 against earnings during the three months ended March 31, 2010 and 2009, respectively, leaving a total of $235,365 of unrecognized expense in connection with the issuance of the stock options.

(14)	Major Customers

The Company has supply arrangements with two certain distributors, representing 10 percent and 11 percent of its revenues. Both distributors are composed of numerous distinct purchasing units. No individual purchasing unit of either distributor represents greater than 4 percent of gross revenues. The Company derives 16 percent of its net sales from a certain retailer, servicing all of its distribution centers located within the United States of America.

(15)	Commitments and Contingencies

The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at March 31, 2010, which would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS.

Forward-looking Statements

          Certain written and oral statements set forth below or made by the Company with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion and marketing strategies of the Company, industry projections or forecasts, the impact on our financial statements of inflation, legal action, future debt levels, sufficiency of cash flow from operations and borrowings and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management’s current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:

•	our future operating results and the future value of our common stock;

•	our ability to obtain financing to fund our operations;

•	whether our assumptions turn out to be materially correct;

•	our ability to attain such estimates and expectations;

•	our ability to execute our strategy;

•	further material changes in market conditions in any industry, including the economic state of the food industry;

•	the effects of, or further material changes in, economic and political conditions in the United States of America and the markets in which we serve;

•	our ability to reasonably forecast prices of the commodities we purchase;

•	our ability to timely forecast and meet customer demand for fresh-cut salads and refrigerated prepared salads;

•	our ability to respond to changing consumer spending patterns,

•	our ability to attract and retain quality employees and control our labor costs; and

•	our ability to provide products that are safe for human consumption

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

Comparison of Three Months Ended March 31, 2010 and 2009

          We recorded net income for the first quarter of 2010 of $117,000 or $0.02 per share compared to a net loss of $266,000 or $0.06 per share in the same period of 2009.

          Net sales. Net sales decreased 2.8 percent to $21.7 million from $22.3 million in the same period of 2009 due to what management believes to be slower restaurant sales as a result of abnormal winter weather conditions, primarily in the month of January, in the regions in which we serve. Consistent with slower restaurant sales, our product mix shifted in favor of items sold at the retail level.

          Gross profit. Our gross profit margin increased to 12.7 percent in the first quarter of 2010 compared to 8.7 percent in the first quarter of 2009. Cost of sales in the first quarter of 2009 were higher than our historical experience due to higher commodity costs such as corn, wheat and soybeans. Those commodity costs have since stabilized and continue at normal levels. We also experienced excessive labor costs in the first quarter of 2009 due to labor shortages as a result of what management believes to be effects of immigration enforcement legislation in the State of Oklahoma. We have previously undertaken several different steps to mitigate the effects of the reduced labor supply, and subsequently experienced an improvement in our retention and labor efficiency. However, we expect our labor costs to remain higher than our historical labor costs.

          Selling, general and administrative expenses. Our selling, general and administrative expenses increased to $2.3 million in the first quarter of 2010 compared to $2.1 million in same period of 2009, primarily as a result of establishing accruals for employee incentive programs to align employee and company objectives.

          Other income and expense. Other income and expense resulted in a net expense of $260,000 in the first quarter of 2010 compared to a net expense of $230,000 in the same period of 2009. We recorded a gain on sale of assets as a result of recognition of deferred benefit from the sale and lease back of certain transportation equipment in 2008 in the amount of $9,000 compared to a loss on disposal of certain transportation assets in the first quarter of 2009.

          Interest expense increased to $269,000 in the first quarter of 2010 from $227,000 in the same period of 2009, primarily due to borrowings on our revolving line of credit. We completed the refinancing of our revolving line of credit on March 18, 2009, increasing the outstanding balance to $2.8 million at March 31, 2009. Prior to March 18, the outstanding balance on our previous revolving line of credit was $1.0 million. Borrowings on our revolving line of credit at March 31, 2010 was $2.0 million.

          Income tax expense (benefit). We recognized an income tax expense of $115,000 in the first quarter of 2010 compared to a benefit of $163,000 in the first quarter of 2009, primarily due to utilization of net operating loss carryforwards, which consists of applying previous operating losses for tax purposes against future tax liabilites and resulting in tax expense for book purposes and calculation of net income. The primary cause of the income tax benefit in the first quarter of 2009 is due to the creation of net operating loss carryforward tax assets.

Liquidity and Capital Resources

          Our Form 10-K filed with the U.S. Securities and Exchange Commission on March 19, 2010, includes a detailed discussion of our liquidity and capital resources. The following is an update and should be read in conjunction with the Liquidity and Capital Resources discussion on our Form 10-K.

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

          On February 24, 2010, the Company closed a private placement financing, in which it raised $1.9 million in equity capital. Although this additional equity strengthened the Company’s capital and liquidity position, economic conditions continue to be very challenging for most industries and many companies.

          During the three months ended March 31, 2010, the Company reported net income of $0.1 million. The Company decreased its short-term borrowings under its new revolving line of credit by $0.3 million and continues to aggressively manage its capital resources.

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

          Intangible Assets. We evaluate the recoverability of intangible assets annually or more frequently if impairment indicators arise. Under FASB ASC 350, intangible assets are evaluated whenever events or changes in circumstances indicate that the carrying value exceeds its fair value, which is determined based upon the estimated undiscounted future cash flows expected to result from the use of the asset, including disposition. Cash flow estimates used in evaluating for impairment represent management’s best estimates using appropriate assumptions and projections at the time. We believe that accounting for intangible assets is a critical accounting policy due to the requirement to estimate the value in accordance with FASB ASC 350. Our intangible assets consist primarily of customer relationship intangibles of purchased entities.

          Income taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either (a) the generation of future taxable income during the periods in which those temporary differences become deductible, or (b) the carryback of losses to recover income taxes previously paid during the carryback period. As of March 31, 2010, we have net operating loss carryforwards of $8.0 million, representing a deferred tax asset of 3.1 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $877,000 of which we have elected to provide a realizability allowance of $790,000, resulting in a net carrying amount of $88,000. If unused, the credits will commence expiring on December 31, 2021.

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

ITEM 3. CONTROLS AND PROCEDURES.

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

          Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 31, 2010. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2010.

(b) Changes in internal control over financial reporting

          Effective in 2010, we began utilizing a new Enterprise Resource Planning (“ERP”) system, which we believe has further strengthened our internal accounting and operating controls. We continue to evaluate the effects the new ERP system has on our internal controls and make adjustments as necessary.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

          We are not a party to any material legal proceedings. We could become involved in litigation from time to time relating to claims arising out of our ordinary course of business.

Item 1A. Risk Factors

          Our Form 10-K filed with the U.S. Securities and Exchange Commission on March 19, 2010, includes a detailed discussion of our risk factors. Since that time, there have been no material changes to our risk factors.

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

Dated: May 14, 2010

Vaughan Foods, Inc.

	By:	/s/ Herbert B. Grimes

Herbert B. Grimes
Chairman of the Board of Directors and
Chief Executive Officer

(Principal Executive Officer)
Dated: May 14, 2010

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