Form 10-Q
period 2010-06-30
Vaughan Foods, Inc.
filed 2010-08-16
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Number of shares outstanding of the registrant’s common stock, as of August 16, 2010:
Class	Shares Outstanding

Common Stock, $0.001 par value per share	9,380,577

VAUGHAN FOODS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2010
INDEX

i

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Vaughan Foods, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Vaughan Foods, Inc. and subsidiary (the “Company”) as of June 30, 2010, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2010 and 2009, and the consolidated statements of cash flows for the six-month periods ended June 30, 2010 and 2009, and the consolidated statements of stockholders’ equity for the six-month period ended June 30, 2010. These consolidated financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of the Company as of December 31, 2009, and the related statement of stockholders’ equity for the year ended December 31, 2009, and the related statements of operations and cash flows for the year then ended (not presented herein); and in our report dated March 19, 2010, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2009, and the accompanying statement of stockholders’ equity for the year ended December 31, 2009, are fairly stated, in all material respects, in relation to the financial statements from which they have been derived.

Oklahoma City, Oklahoma
August 16, 2010

Vaughan Foods, Inc.
Consolidated Balance Sheets
June 30, 2010 & December 31, 2009

	June 30, 2010	December 31, 2009

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$-	$-
Cash receipts subject to account control agreement	971,052	523,454
Accounts receivable, net of allowance for credit losses of $56,375 at June 30, 2010 and $106,375 at December 31, 2009	6,695,670	5,311,989
Inventories	2,816,606	3,054,819
Prepaid expenses and other assets	249,506	210,516
Deferred tax assets	270,924	264,772

Total current assets	11,003,758	9,365,550

Restricted assets:
Cash	528,000	528,000
Investments	757,564	541,398

Total restricted assets	1,285,564	1,069,398

Property and equipment, net	15,318,112	15,797,007

Other assets:
Loan origination fees, net of amortization	330,722	421,791
Intangible assets	61,666	77,090
Deferred tax assets, noncurrent	2,368,748	2,655,925

Total other assets	2,761,136	3,154,806

Total assets	$30,368,570	$29,386,761

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,397,354	$8,431,570
Disbursements in transit	749,178	1,269,790
Line of credit	1,871,607	2,322,063
Note payable to former owners of Allisons Gourmet Kitchens, LP	880,909	875,617
Accrued liabilities	1,662,315	1,392,817
Current portion of long-term debt	1,482,231	1,138,602
Current portion of capital lease obligation	11,779	94,479

Total current liabilities	15,055,373	15,524,938

Long term liabilities:
Long-term debt, net of current portion	6,285,323	6,943,639
Deferred gain on sale of assets	25,677	43,607

Total long-term liabilities	6,311,000	6,987,246

Stockholders’ equity:
Common stock, $0.001 par value; authorized 50,000,000 shares; 9,380,577 shares issued and outstanding at June 30, 2010 and 4,623,077 shares issued and outstanding at December 31, 2009	9,381	4,623
Preferred stock, $0.001 par value; authorized 5,000,000 shares; 0 shares issued and outstanding at June 30, 2010 and December 31, 2009	-	-
Paid in Capital	14,480,212	12,734,115
Retained Earnings (deficit)	(5,487,396)	(5,864,161)

Total stockholders’ equity	9,002,197	6,874,577

Total liabilities and stockholders’ equity	$30,368,570	$29,386,761

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009

	Three Months Ended June 30,		Six Months Ended June 30,

	2010	2009	2010	2009

	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net sales	$26,225,764	$27,465,917	$47,921,629	$49,784,922
Cost of sales	23,476,533	24,825,433	42,410,244	45,188,883

Gross profit	2,749,231	2,640,484	5,511,385	4,596,039

Selling, general and administrative expenses	2,127,186	2,328,778	4,397,614	4,483,260

Operating income (loss)	622,045	311,706	1,113,771	112,779

Interest expense	(207,488)	(289,350)	(476,670)	(515,880)
Gain (loss) on sale of asset	11,724	9,868	20,689	6,079
Interest income	-	4	-	110

Other income and expense, net	(195,764)	(279,478)	(455,981)	(509,691)

Net income (loss) before income taxes	426,281	32,228	657,790	(396,912)

Income tax expense (benefit)	166,107	14,684	281,025	(148,513)

Net income (loss)	$260,174	$17,544	$376,765	$(248,399)

Weighted average shares outstanding
Basic	9,380,577	4,623,077	7,961,212	4,623,077
Diluted	9,384,660	4,759,932	7,962,165	4,623,077

Net income (loss) per share
Basic	$0.03	$0.00	$0.05	$(0.05)
Diluted	$0.03	$0.00	$0.05	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Consolidated Statements of Stockholders’ Equity
For the Year Ended December 31, 2009 and the Six Months Ended June 30, 2010

	Common Stock		Paid in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity

	Shares issued	Amount

Balance at January 1, 2009	4,623,077	$4,623	$12,571,302	$(5,363,934)	$7,211,991

Issuance of stock options in connection with Equity Incentive Plan	-	-	88,352	-	88,352
Issuance of stock warrants in connection with refinancing revolving line of credit			74,461		74,461
Net (loss)	-	-	-	(500,227)	(500,227)

Balance at December 31, 2009	4,623,077	$4,623	$12,734,115	$(5,864,161)	$6,874,577

Stock-based compensation expense (unaudited)	-	-	44,967	-	44,967
Issuance of common stock in connection with private placement transaction (unaudited)	4,757,500	4,758	1,701,130	-	1,705,888
Net income (unaudited)	-	-	-	376,765	376,765

Balance at June 30, 2010 (unaudited)	9,380,577	$9,381	$14,480,212	$(5,487,396)	$9,002,197

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009

	Six Months Ended June 30,

	2010	2009

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$376,765	$(248,399)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,339,256	963,197
Provision for credit losses	(50,000)	(9,467)
(Gain) on sale of assets	(20,689)	(6,079)
Stock option expense	44,967	43,949
Deferred income taxes	281,025	(148,513)
Changes in operating assets and liabilities:
Accounts receivable	(1,333,681)	(1,818,895)
Inventories	238,213	(779,917)
Prepaid expenses and other assets	(38,990)	(116,670)
Accounts payable	(34,216)	1,719,976
Disbursements in transit	(520,612)	1,109,794
Accrued liabilities	269,498	428,267

Net cash provided by operating activities	551,536	1,137,243

Cash flows from investing activities:
Purchases of property and equipment	(712,526)	(311,302)
Proceeds from sale of assets	19,750	5,000
Investments in restricted assets	(216,166)	(706,105)

Net cash (used by) investing activities	(908,942)	(1,012,407)

Cash flows from financing activities:
Payments of loan origination fees	(58,333)	(203,922)
Proceeds from stock issue	1,705,888	-
Proceeds from line of credit	-	2,930,681
Repayments on line of credit	(450,456)	(1,000,000)
Cash receipts subject to account control agreement	(447,598)	(1,459,016)
Proceeds from notes issued to former owners of Allison’s Gourmet Kitchens, LP	5,292	-
Repayment of long-term debt and capital leases	(397,387)	(392,579)

Net cash provided by (used in) financing activities	357,406	(124,836)

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents at beginning of period	-	-

Cash and cash equivalents at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of capitalized interest	$328,194	$374,813

Issuance of stock options issued in connection with refinancing revolving line of credit	$-	$74,461

Issuance of warrants to placement agent in connection with private placement transaction	$219,661	$-

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2010 and 2009

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

As of June 30, 2010, the Company has Class A and Class B warrants outstanding resulting from its initial public offering with exercise prices of $9.75 and $13.00, respectively. Both classes of warrants expire on June 27, 2012. The exercise price of both classes of warrants exceeds the Company’s stock price, therefore the Company has not included these warrants as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

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

On March 6, 2009, the Company issued a seven year warrant to purchase 252,454 shares of common stock to its lender in connection with refinancing its revolving line of credit, as further described in Note 7. The exercise price of the warrant $0.59 per share, which is less than the Company’s average stock price, therefore the Company has included these options associated with the warrant in diluted earnings per share.

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

All of the Company’s investments are classified as available for sale and are stated at fair value. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders’ equity until realized. There were no unrealized gains or losses for the three months or six months ended June 30, 2010 and 2009. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings. As of June 30, 2010 and December 31, 2009, the Company’s investments consisted primarily of guaranteed investment contracts at a fixed interest rate of 2.25 percent.

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

(q) Recently Issued Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Codification ASC 105-10, which establishes the Codification as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification, which changes the referencing of the financial accounting standards, became effective and was adopted by the Company for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded by the Codification, which is now the single official source of authoritative U.S. GAAP. All other accounting literature not included in the Codification is non-authoritative. Updates to the ASC are issued in the form of Accounting Standards Updates (“ASU”). The Codification does not change U.S. GAAP, and its adoption did not have a material effect on the Company’s financial statements.

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

During the six months ended June 30, 2010, the Company reported net income of $0.4 million. The Company decreased its short-term borrowings under its new revolving line of credit by $0.5 million and continues to aggressively manage its capital resources.

(4)	Inventories

A summary of inventories follows:

	June 30, 2010	December 31, 2009
	(unaudited)

Raw materials and supplies	$2,509,222	$2,828,026
Finished goods	307,384	226,793

Total inventory	$2,816,606	$3,054,819

(5)	Restricted Assets

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

	June 30, 2010	December 31, 2009
	(unaudited)

Debt reserve account	$500,000	$483,834
Interest fund account	24,231	24,231
Principal fund account	233,333	33,333
Deposits related to letters of credit	528,000	528,000

Total restricted assets	$1,285,564	$1,069,398

(6)	Property and Equipment

Property and equipment, at cost, consists of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
Land	$238,162	$238,162
Plant and improvements	11,699,376	11,699,376
Machinery and equipment	9,546,498	9,279,686
Transportation equipment	439,750	485,159
Software and office equipment	2,058,635	159,638
Software development	290,516	1,769,898
Construction in progress	38,240	26,641

	24,311,177	23,658,560
Less accumulated depreciation	(8,993,065)	(7,861,553)

Property and equipment, net	$15,318,112	$15,797,007

During the three months ended June 30, 2010 and 2009, depreciation expense, including depreciation on assets classified as capital leases, was $585,889 and $416,951, respectively. During the six months ended June 30, 2010 and 2009, depreciation expense, including depreciation on assets classified as capital leases, was $1,174,430 and $835,048, respectively.

(7)	Line of Credit

On March 18, 2009, the Company closed on an asset-based line of credit of up to $3.0 million, secured by accounts receivable and inventories (the “revolving line of credit”). The revolving line of credit bears interest, floating at the Wall Street Journal Prime Rate plus 4.5 percent, and is subject to certain financial covenants, including minimum cash position and EBITDA, measured on a monthly and quarterly basis, respectively, which the Company was in compliance with or has obtained a waiver of compliance as of June 30, 2010. The maximum amount of the line of credit was increased to $3.5 million on September 30, 2009 in connection with a modification of terms used to calculate the available borrowing amount and a modification of the covenants. The revolving line of credit matured on May 1, 2010. On April 26, 2010, the Company entered into a second amendment to extend the maturity date to July 1, 2010. On June 25, 2010, the Company entered into a third amendment to extend the maturity date to June 25, 2011 under substantially the same terms. In connection with the revolving line of credit, the Company issued 252,454 warrants to purchase common stock of the Company. The exercise price of the warrants of $0.59 is equal to the weighted average price for the 30 trading days ending on the trading day immediately before delivery. The Company values the warrants using the Black-Scholes option-pricing model and amortizes to expense over the life of the loan. Cash receipts from customers are deposited into a bank account that is subject to an account control agreement, wherein the funds are held for collection – generally one-to-two days – before being applied to balances outstanding under the revolving line of credit. Once the funds are applied to balances outstanding, additional borrowing capacity is created, and funds can be immediately re-borrowed, subject to the other terms of the revolving line of credit agreement. The maximum availability under the line of credit on June 30, 2010 was $3.5 million of which there were short-term borrowings of $1.9 million.

(8)	Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	June 30, 2010	December 31, 2009
	(unaudited)
6.75 - 7.10% Cleveland County Industrial Revenue Bonds secured by real property final payment due December 1, 2024	$3,645,000	$3,645,000
4.25% Real estate loans secured by real property final payments due August 1, 2028	3,037,154	3,093,666
6.00% Real estate loans secured by real property final payments due September 22, 2010	170,716	178,253
5.25% Equipment loan secured by manufacturing equipment final payment due March 3, 2011	760,224	978,478
Various equipment and real estate loans with interest rates from 4.75 - 9.56% and due dates from 2010-2021	154,460	186,844

Total long-term debt	7,767,554	8,082,241
Less current portion	1,482,231	1,138,602

Net long-term debt	$6,285,323	$6,943,639

The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows:

Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of 1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. The actual debt service coverage ratio as of June 30, 2010 is 1.95x to 1.00.

Current Ratio: The Company is required to maintain a current ratio of 1.10x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of June 30, 2010 is 0.74x to 1.00.

Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of June 30, 2010 is 0.72x to 1.00.

Accounts Payable: The Company agrees that not more than 10 percent of its accounts payable shall be in excess of 75 days past due. The actual percentage as of June 30, 2010 is 0.48 percent.

Accounts Receivable: The Company agrees that not more than 20 percent of accounts receivable will be in excess of 90 days past due. The actual percentage as of June 30, 2010 is 0.08 percent.

Capital lease obligations consist of the following:

	June 30, 2010 (unaudited)	December 31, 2009

8.95 - 9.19% Equipment leases	$11,779	$94,479
Less current portion	11,779	94,479

Net long-term debt	$-	$-

Annual Debt Service Requirements

The annual principal payment requirements to maturity, for long-term debt and capital lease obligations at June 30, 2010 are as follows:

Year Ending June 30,	Long-Term Debt	Capital Lease Obligations	Total

2011	$1,482,231	$11,779	$1,494,010
2012	550,756	-	550,756
2013	585,939	-	585,939
2014	621,345	-	621,345
2015	656,984	-	656,984
Thereafter	3,870,299	-	3,870,299

Principal outstanding at June 30, 2010	$7,767,554	$11,779	$7,779,333

During the the three months ended June 30, 2010 and 2009, total interest costs were $207,488 and $289,350, respectively. During the the six months ended June 30, 2010 and 2009, total interest costs were $476,670 and $515,880, respectively.

(9)	Accrued Liabilities

A summary of accrued liabilities follows:

	June 30, 2010	December 31, 2009
	(unaudited)
Rebates and commissions	$559,024	$906,481
Interest expense	30,317	32,884
Compensation	552,044	230,790
Workers’ compensation	175,228	76,593
Promotions and incentives	268,824	121,645
Property taxes	76,878	24,424

Total accrued liabilities	$1,662,315	$1,392,817

(10)	Intangible Assets

The Company holds an intangible asset, a customer list acquired by the Company in the amount of $154,210. The Company began amortizing the asset to expense over a period of five years beginning July 1, 2007, resulting in amortization expense of $7,712 in each of the three month periods ended on June 30, 2010 and 2009. As of June 30, 2010, accumulated amortization expense was $92,544 and the net carrying amount was $61,666.

(11)	Income Taxes

Income tax expense (benefit) for the three months and six months ended June 30, 2010 and 2009, consist of the following:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Current:
Federal	$-	$-	$-	$-
State	-	-	-	-

	-	-	-	-

Deferred:
Federal	148,616	13,138	251,433	(132,875)
State	17,491	1,546	29,592	(15,638)

	166,107	14,684	281,025	(148,513)

Total income tax expense (benefit)	$166,107	$14,684	$281,025	$(148,513)

Deferred tax assets (liabilities) are as follows:

	June 30, 2010	December 31, 2009
	(unaudited)
Net operating loss carryforward	$2,895,355	$3,306,341
Depreciation	(576,837)	(691,761)
Deferred gain on sale of assets	9,757	16,571
Inventory capitalization	98,688	95,319
Reserve for worker compensation expense	66,587	29,105
Allowance for credit losses	21,423	40,423
Work opportunity credit carryforward	37,132	37,132
Oklahoma job and investment credits	877,310	877,310
Allowance for state job and investment credits	(789,743)	(789,743)

Net deferred tax asset	$2,639,672	$2,920,697

Current portion	$270,924	$264,772
Non-current portion	2,368,748	2,655,925

	$2,639,672	$2,920,697

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

The Company is not currently subject to any specific audit by any federal, state or local taxing authority. The Company is no longer subject to income tax examinations by tax authorities before 2005. There are no tax positions previously taken which could give rise to uncertainty, and therefore there are no calculations or classifications of interest, penalties or effects on income tax rates related to such uncertainties

As of June 30, 2010, the Company has a net operating loss carryforward of $7.6 million representing a tax asset of $2.9 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $877,000 of which the Company has elected to provide a realizability allowance of $789,000 resulting in a net carrying amount of $88,000. If unused, the credits will commence expiring on December 31, 2021.

Actual income tax expenses differ from “expected” income tax, computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, as follows:

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Computed “expected” income taxes	$144,936	$10,958	$223,649	$(134,950)
State income taxes, net of federal income tax	17,051	1,289	26,312	(15,876)
Other	4,120	2,437	31,064	2,313

	$166,107	$14,684	$281,025	$(148,513)

(12)	Operating Leases

The Company has noncancelable long-term operating leases for certain distribution equipment with various expiration dates, one lease for refrigerated warehouse space and one lease for office equipment. The equipment leases require the Company to pay a base rate plus specific mileage amounts. Future minimum annual lease payments for these long-term leases for the next five years ending June 30,

(unaudited)
2011	$517,966
2012	309,455
2013	169,595
2014	19,971
2015	-

$1,016,987

(13)	Stock Based Compensation

In August 2006, the Company adopted the 2006 Equity Incentive Plan (the “Plan”) providing for potential awards of up to 1,000,000 options to purchase shares of common stock in the Company. On November 26, 2008, the Compensation Committee of the Board of Directors of the Company approved a proposal by management to issue stock options under the Plan to certain employees, directors and consultants of the Company or a Subsidiary. On March 12, 2009, 14,120 incentive stock options were issued on substantially the same terms as the incentive stock options issued on November 26, 2008. Except as noted below, options shall have a 10-year term, and shall vest at 25% per year, commencing on the first anniversary of the grant date. The grant date was November 26, 2008, and the exercise prices are equal to the closing market price on November 25, 2008 ($0.69), except for owners of 10% or more of the total shares of the Company. Exercise prices for the 10% and greater owners are 110% of the closing market price on November 25, 2008 ($0.76) and the options (i) have a term of five (5) years and (ii) vest at the rate of 25% per year. In all cases, the options shall immediately vest upon a Change in Control of the Company, as defined in the Plan. All options granted to employees are intended to qualify as Incentive Stock Options, as defined by Section 422 of the Internal Revenue Code of 1986, as amended, and the stock options granted to non-employee directors and consultants to the Company or a Subsidiary will be Nonqualified Stock Options as provided for in the Plan. The Company uses the Black-Scholes method of valuing the options and charges amounts to earnings using the straight-line method over the vesting period. The Company charged $22,484 and $21,874 against earnings during the three months ended June 30, 2010 and 2009, respectively. The Company charged $44,967 and $43,949 against earnings during the six months ended June 30, 2010 and 2009, respectively, leaving a total of $212,881 of unrecognized expense in connection with the issuance of the stock options.

(14)	Major Customers

The Company has two major customers which comprise 15 percent and 10 percent of its sales. A change in either of these customer relationships could adversly affect our revenue, results of operations and cashflows.

(15)	Commitments and Contingencies

The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at June 30, 2010, which would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

(16)	Insurance Proceeds from Weather Related Damage

During the second quarter of 2010, the company’s primary manufacturing facility sustained damaged due to adverse weather. The company has received a settlement proposal and a check for $0.6 million from its insurance carrier, but has not accepted the proposal nor tendered the check. Acceptance of the insurance proceeds for the purpose of repairing the damage requires the consent of the mortgage holders on the real estate, and such consent has been sought and is pending. Management believes that consent of the mortgage holders is reasonably assured. The settlement of this transaction, including the facility repairs after application of the insurance proceeds, is not expected to have a material effect on the company’s financial position or results of operations. For reasons mentioned above, the proposed settlement proceeds of $0.6 million have not been recorded in the accompanying consolidated financial statements.

(17)	Note Payable to Former Owners of Allisons Gourmet Kitchens, LP

The Company has a note payable to Herbert B. Grimes, its current chief executive officer in the amount of $880,909 due on September 30, 2010 with interest rate of 10 percent per annum. Mr. Grimes has agreed that repayment of the note is subject to the Company’s ability to pay as measured by its liquidity position, projected cash flows and EBITDA.

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

Results of Operations

Comparison of Three Months Ended June 30, 2010 and 2009

          We recorded net income for the second quarter of 2010 of $260,000 or $0.03 per share compared to net income of $18,000 in the same period of 2009.

          Net sales. Net sales decreased $1.3 million or 4.5 percent to $26.2 million in the second quarter of 2010 from $27.5 million in the same period of 2009 due to what management believes to be slower restaurant sales as a result of general economic conditions in the markets in which we serve, and the loss of certain foodservice customers.

          Gross profit. Our gross profit percentage increased to 10.5 percent in the second quarter of 2010 compared to 9.6 percent in the second quarter of 2009, primarily as a result of increases in labor efficiency as operations management focused on improvements in its manufacturing processes. We experienced higher raw material prices on certain commodities, which we were able to pass on to our customers, however, we were not able to fully maintain our gross margin percentage in these market conditions. Lower volume resulted in higher overall manufacturing overhead rates, partially offsetting efficiency gains in manufacturing labor.

          Selling, general and administrative expenses. Our selling, general and administrative expenses decreased to $2.1 million in the second quarter of 2010 compared to $2.3 million in same period of 2009, primarily due to less employee related expenses, including salaries and incentives.

          Other income and expense. Other income and expense resulted in a net expense of $196,000 in the second quarter of 2010 compared to a net expense of $279,000 in the same period of 2009. We recorded a gain on sale of assets as a result of recognition of deferred benefit from the sale and lease back of certain transportation equipment in 2008 in the amount of $9,000 and a gain on the sale of certain vehicles of $3,000, compared to the recognition of gain on the same sale and lease back transaction in the second quarter of 2009.

          Interest expense decreased to $207,000 in the second quarter of 2010 from $289,000 in the same period of 2009, primarily due to fully amortizing the revolving line of credit loan origination expenses accounted for as interest expense in the first quarter of 2010. Loan origination costs related to the revolving line of credit are amortized as interest expense ratably over the life of the loan, which expired May 1, 2010. The line of credit was renewed under similar terms for nominal fees.

          Income tax expense (benefit). We recognized an income tax expense of $166,000 in the second quarter of 2010 compared to $15,000 in the second quarter of 2009, due to higher earnings before income taxes and the utilization of net operating loss carryforwards. Utilization of net operating loss carryforwards result in tax expense on the income statement even though no income tax is due to any taxing authority. The expense is generated by the reduction of a tax asset.

Comparison of Six Months Ended June 30, 2010 and 2009

          We recorded net income for the first six months of 2010 of $377,000 or $0.05 per share compared to a net loss of $248,000 in the same period of 2009.

          Net sales. Net sales decreased $1.9 million or 3.7 percent to $47.9 million in the first six months of 2010 from $49.8 million in the same period of 2009 due to what management believes to be slower restaurant sales as a result of (1) abnormal winter weather conditions, primarily in the month of January, and (2) general economic conditions in the markets in which we serve, and the loss of certain foodservice customers.

          Gross profit. Our gross profit percentage increased to 11.5 percent in the first six months of 2010 compared to 9.2 percent in the same period of 2009, primarily as a result of increases in labor efficiency as operations management focused on improvements in its manufacturing processes. Cost of sales in the first quarter of 2009 were higher than our historical experience due to higher commodity costs such as corn, wheat and soybeans. Those commodity costs have since stabilized and continue at normal levels. We also experienced excessive labor costs in the first quarter of 2009 due to labor shortages as a result of what management believes to be effects of immigration enforcement legislation in the State of Oklahoma. We have previously undertaken several different steps to mitigate the effects of the reduced labor supply, and subsequently experienced an improvement in our retention and labor efficiency.

          Selling, general and administrative expenses. Our selling, general and administrative expenses decreased to $4.4 million in the first six months of 2010 compared to $4.5 million in same period of 2009, primarily as a result of a decrease in commissions paid to brokers as these expenses decreased ratably with our volume decrease.

          Other income and expense. Other income and expense resulted in a net expense of $456,000 in the first six months of 2010 compared to a net expense of $510,000 in the same period of 2009. We recorded a gain on sale of assets as a result of recognition of deferred benefit from the sale and lease back of certain transportation equipment in 2008 in the amount of $18,000 and a gain on the sale of certain vehicles of $3,000, compared to the recognition of gain on the same sale and lease back transaction, partially offset by a loss on the sale of certain transportation assets in the same period of 2009.

          Interest expense decreased to $477,000 in the first six months of 2010 from $516,000 in the same period of 2009 due to fully amortizing the revolving line of credit loan origination expenses accounted for as interest expense in the first quarter of 2010, partially offset by a higher average balance on the revolving line of credit during the six month period.

          Income tax expense (benefit). We recognized an income tax expense of $281,000 in the first six months of 2010 compared to a tax benefit of $149,000 in the same period of 2009, primarily due to utilization of net operating loss carry-forwards, which consists of applying previous operating losses for tax purposes against future tax liabilities and resulting in tax expense for book purposes and calculation of net income. The primary cause of the income tax benefit in the first quarter of 2009 is due to the creation of net operating loss carry-forward tax assets.

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

          On February 24, 2010, the Company closed a private placement financing transaction, selling 951,500 Units at $2.00 per Unit, each Unit consisting of five shares of restricted Common Stock and two 5-year restricted warrants to purchase one share of Common Stock at $0.70 per share to 71 accredited investors. The total aggregate consideration of the transaction is $1,903,000, with net proceeds of $1,707,600 after underwriting discount and other fees. The Company issued 475,750 five-year warrants to purchase common stock to the placement agent with an exercise price of $0.625. The fair value of these warrants is determined using the Black-Scholes option-pricing model with assumptions of 162.1 percent volatility, an expected term of 30 months, expected dividend yield of 0.0 percent and a risk free rate of 1.42 percent resulting in a fair value of $219,661. Although this additional equity strengthened the Company’s capital and liquidity position, economic conditions continue to be very challenging for most industries and many companies.

          During the six months ended June 30, 2010, the Company reported net income of $0.4 million. The Company decreased its short-term borrowings under its new revolving line of credit by $0.5 million and continues to aggressively manage its capital resources.

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

          Income taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either (a) the generation of future taxable income during the periods in which those temporary differences become deductible, or (b) the carryback of losses to recover income taxes previously paid during the carryback period. As of June 30, 2010, we have net operating loss carryforwards of $7.6 million, representing a deferred tax asset of $2.9 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $877,000 of which we have elected to provide a realizability allowance of $789,000, resulting in a net carrying amount of $88,000. If unused, the credits will commence expiring on December 31, 2021.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As a smaller reporting company we are not required to provide the information required by this Item.

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

          Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2010.

(b) Changes in internal control over financial reporting

          There were no changes in our internal controls over financial reporting that occurred during the period covered by this Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

          Our Form 10-K filed with the U.S. Securities and Exchange Commission on March 19, 2010, includes a detailed discussion of our risk factors. Since that time, the following risk factor has been recognized:

Healthcare reform legislation could have an impact on our business

          The recently enacted Patient Protection and Affordable Care Act (the “Patient Act”) as well as other healthcare reform legislation being considered by Congress and state legislatures may have an impact on our business. We are currently evaluating the effects of the Patient Act on our business, and expect that we will experience, among other things, having the federal government assume a greater role in the health care system, expanding healthcare coverage in the United States, mandating basic healthcare benefits, imposing regulations on businesses who provide or do not provide healthcare insurance to their employees and increasing tax rates on businesses. We believe that this legislation will most likely increase our employee healthcare-related costs and tax rates, which could have an adverse impact on our results of operations and financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

          None.

Item 3. Defaults Upon Senior Securities

          None.

Item 4. [Removed and Reserved]

Item 5. Other Information

          None.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K.

Exhibit No.	Description

10.1	Promissory Note by Vaughan Foods, Inc. to Herbert B. Grimes.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 16, 2010

Vaughan Foods, Inc.

	By:	/s/ Herbert B. Grimes

Herbert B. Grimes
Chairman of the Board of Directors and
Chief Executive Officer

(Principal Executive Officer)
Dated: August 16, 2010

Vaughan Foods, Inc.

By:	/s/ Gene P. Jones

Gene P. Jones
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Promissory Note by Vaughan Foods, Inc. to Herbert B. Grimes.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.