Form 10-Q
period 2010-09-30
Vaughan Foods, Inc.
filed 2010-11-15
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Number of shares outstanding of the registrant’s common stock, as of November 15, 2010:
Class	Shares Outstanding

Common Stock, $0.001 par value per share	9,380,577

VAUGHAN FOODS, INC.
Form 10-Q
For the Quarterly Period Ended September 30, 2010
INDEX

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
Vaughan Foods, Inc. and Subsidiary

We have reviewed the accompanying consolidated balance sheet of Vaughan Foods, Inc. and subsidiary (the “Company”) as of September 30, 2010, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 2010 and 2009, and the consolidated statements of cash flows for the nine-month periods ended September 30, 2010 and 2009, and the consolidated statements of stockholders’ equity for the nine-month period ended September 30, 2010. These consolidated financial statements are the responsibility of the Company’s management.

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

Oklahoma City, Oklahoma
November 15, 2010

Vaughan Foods, Inc.
Consolidated Balance Sheets
September 30, 2010 & December 31, 2009

	September 30, 2010	December 31, 2009

	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Cash receipts subject to account control agreement	502,339	523,454
Accounts receivable, net of allowance for credit losses of $56,375 at September 30, 2010 and $106,375 at December 31, 2009	5,798,193	5,311,989
Inventories	2,952,545	3,054,819
Prepaid expenses and other assets	208,315	210,516
Deferred tax assets	299,865	264,772

Total current assets	9,761,257	9,365,550

Restricted assets:
Cash	528,000	528,000
Investments	930,255	541,398

Total restricted assets	1,458,255	1,069,398

Property and equipment, net	15,108,469	15,797,007

Other assets:
Loan origination fees, net of amortization	308,744	421,791
Intangible assets	53,953	77,090
Deferred tax assets, noncurrent	2,552,348	2,655,925

Total other assets	2,915,045	3,154,806

Total assets	$29,243,026	$29,386,761

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,015,431	$8,431,570
Disbursements in transit	1,535,933	1,269,790
Line of credit	1,919,577	2,322,063
Note payable to former owners of Allisons Gourmet Kitchens, LP	28,880	875,617
Accrued liabilities	1,636,987	1,392,817
Current portion of long-term debt	1,011,433	1,138,602
Current portion of capital lease obligation	—	94,479

Total current liabilities	13,148,241	15,524,938

Long term liabilities:
Long-term debt, net of current portion	6,606,265	6,943,639
Note payable to former owners of Allisons Gourmet Kitchens, LP, net of current portion	811,867	—
Deferred gain on sale of assets	16,712	43,607

Total long-term liabilities	7,434,844	6,987,246

Stockholders’ equity:
Common stock, $0.001 par value; authorized 50,000,000 shares; 9,380,577 shares issued and outstanding at September 30, 2010 and 4,623,077 shares issued and outstanding at December 31, 2009	9,381	4,623
Preferred stock, $0.001 par value; authorized 5,000,000 shares; 0 shares issued and outstanding at Septmber 30, 2010 and December 31, 2009	—	—
Paid in Capital	14,502,695	12,734,115
Retained Earnings (deficit)	(5,852,135)	(5,864,161)

Total stockholders’ equity	8,659,941	6,874,577

Total liabilities and stockholders’ equity	$29,243,026	$29,386,761

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009

	Three Months Ended September 30,		Nine Months Ended September 30,

	2010	2009	2010	2009

	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Net sales	$23,286,922	$24,107,433	$71,208,551	$73,892,354
Cost of sales	21,512,987	22,123,101	63,923,231	67,310,730

Gross profit	1,773,935	1,984,332	7,285,320	6,581,624

Selling, general and administrative expenses	2,145,875	2,067,191	6,543,488	6,551,704

Operating income (loss)	(371,940)	(82,859)	741,832	29,920

Interest expense	(214,305)	(306,074)	(690,976)	(821,954)
Gain (loss) on sale of asset	8,965	8,965	29,654	15,044
Interest income	—	2	—	112

Other income and expense, net	(205,340)	(297,107)	(661,322)	(806,798)

Net income (loss) before income taxes	(577,280)	(379,966)	80,510	(776,878)

Income tax expense (benefit)	(212,541)	(161,923)	68,484	(310,436)

Net income (loss)	$(364,739)	$(218,043)	$12,026	$(466,442)

Weighted average shares outstanding Basic and diluted	9,380,577	4,623,077	8,439,533	4,623,077

Net income (loss) per share Basic and diluted	$(0.04)	$(0.05)	$0.00	$(0.10)

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Consolidated Statements of Stockholders’ Equity
For the Year Ended December 31, 2009 and the Nine Months Ended September 30, 2010

	Common Stock		Paid in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity

	Shares issued	Amount

Balance at January 1, 2009	4,623,077	$4,623	$12,571,302	$(5,363,934)	$7,211,991

Issuance of stock options in connection with Equity Incentive Plan	—	—	88,352	—	88,352
Issuance of stock warrants in connection with refinancing revolving line of credit			74,461		74,461
Net (loss)	—	—	—	(500,227)	(500,227)

Balance at December 31, 2009	4,623,077	$4,623	$12,734,115	$(5,864,161)	$6,874,577

Stock-based compensation expense (unaudited)	—	—	67,450	—	67,450
Issuance of common stock in connection with private placement transaction (unaudited)	4,757,500	4,758	1,701,130	—	1,705,888
Net income (unaudited)	—	—	—	12,026	12,026

Balance and September 30, 2010 (unaudited)	9,380,577	$9,381	$14,502,695	$(5,852,135)	$8,659,941

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009

	Nine Months Ended September 30,

	2010	2009

	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$12,026	$(466,442)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,931,617	1,477,310
Provision for credit losses	(50,000)	(9,467)
(Gain) on sale of assets	(29,654)	(15,044)
Stock option expense	67,450	66,094
Deferred income taxes	68,484	(310,436)
Changes in operating assets and liabilities:
Accounts receivable	(436,204)	51,326
Inventories	102,274	(193,836)
Prepaid expenses and other assets	2,201	(56,203)
Accounts payable	(2,124,576)	259,786
Disbursements in transit	266,143	429,837
Accrued liabilities	244,170	231,071

Net cash provided by operating activities	53,931	1,463,996

Cash flows from investing activities:
Purchases of property and equipment	(357,116)	(365,812)
Proceeds from sale of assets	19,750	5,000
Investments in restricted assets	(388,857)	(868,233)

Net cash (used by) investing activities	(726,223)	(1,229,045)

Cash flows from financing activities:
Payments of loan origination fees	(58,333)	(221,422)
Proceeds from stock issue	1,705,888	—
Proceeds from line of credit	—	1,336,273
Repayments on line of credit	(402,486)	—
Cash receipts subject to account control agreement	21,115	(833,492)
Repayment of notes payable to former owners of Allison’s Gourmet Kitchens, LP	(34,870)	(6,931)
Proceeds from notes issued to former owners of Allison’s Gourmet Kitchens, LP	—	80,250
Repayment of long-term debt and capital leases	(559,022)	(589,629)

Net cash provided by (used in) financing activities	672,292	(234,951)

Net increase (decrease) in cash and cash equivalents	—	—

Cash and cash equivalents at beginning of period	—	—

Cash and cash equivalents at end of period	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of capitalized interest	$474,541	$575,023

Issuance of stock options issued in connection with refinancing revolving line of credit	$—	$74,461

Issuance of warrants to placement agent in connection with private placement transaction	$219,661	$—

Software development costs, financed through accounts payable	$708,437	$—

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Notes to Unaudited Consolidated Financial Statements
September 30, 2010 and 2009

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

As of September 30, 2010, the Company has Class A and Class B warrants outstanding resulting from its initial public offering with exercise prices of $9.75 and $13.00, respectively. Both classes of warrants expire on June 27, 2012. The exercise price of both classes of warrants exceeds the Company’s stock price, therefore the Company has not included these warrants as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

On November 26, 2008 and March 12, 2009, the Company granted 605,000 and 14,120, respectively, stock options to certain employees, members of the board of directors and certain consultants to the Company, vesting over four years, with a weighted average exercise price of $0.70. The exercise prices of the options are equal to the Company’s stock price on the dates of issuance, which both exceed the Company’s average stock price, therefore the Company has not included these options as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

On March 6, 2009, the Company issued a seven-year warrant to purchase 252,454 shares of common stock to its lender in connection with refinancing its revolving line of credit, as further described in Note 7. The exercise price of the warrant $0.59 per share, which is greater than the Company’s average stock price, therefore the Company has not included these options associated with the warrant in diluted earnings per share because the effects of inclusion would be anti-dilutive.

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

The Company’s investments primarily consist of money market mutual funds. These investments are classified as available for sale and are reported at fair value, which was determined using quoted market prices in active markets for identical assets. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders’ equity until realized. There were no unrealized gains or losses for the three months or nine months ended September 30, 2010 and 2009. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

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

In July 2010, the FASB issued Accounting Standards Codification ASU 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which amends ASC Topic 310, “Receivables,” which will require additional or enhanced disclosures in annual and interim financial statements to assist the users of such financial statements in assessing an entity’s credit risk exposures and evaluating the adequacy of its allowance for credit losses. The provisions of ASU 2010-20 apply to all entities with financing receivables, excluding short-term accounts receivable or receivables measured at fair value or lower of cost or fair value. The content of ASU 2010-20 relating to disclosures as of the end of a reporting period is effective for the first interim or annual reporting period ending on or after December 15, 2010, while the content relating to disclosures about activity that occurs during a reporting period is effective for the first interim or annual reporting period beginning on or after December 15, 2010. We are in the process of reviewing this ASU and will incorporate any additional disclosures in our annual financial statements for the year ending December 31, 2010.

(3)	Operating Results and Liquidity

The Company experienced mediocre operating results during certain periods in the last two years, and encountered adverse conditions in the commodities markets and the capital markets, which has both affected operating results and cash flow, and has limited the Company’s access to capital.

As a result, the Company’s liquidity management has required heightened oversight to satisfy all constituencies. Management has taken steps to strengthen the Company’s capital resources and liquidity by, among other things, (a) the addition of $1.7 million in new equity capital during the first quarter of 2010, (b) decelerating previously-planned expansions into new markets, and (c) deferring some capital investments in production equipment and planned additions to existing facilities.

Management strives to continuously strengthen the financial performance and resulting liquidity of the Company through detailed evaluations of, among other things, (a) individual customer profitability, (b) product line profitability, (c) efficiency of manufacturing operations, (d) efficiency of transportation and delivery systems, (e) manufacturing overhead expenses and (f) general and administrative expenses.

During the first nine-months of 2010, the Company increased its working capital by $2.8 million, raised $1.7 million in net proceeds from new equity, decreased its outstanding accounts payable by $2.1 million, decreased short-term borrowings on its revolving line of credit by $0.4 million, and paid off long-term debt of $0.6 million.

The Company makes no assurance that actions taken will be sufficient to mitigate the effects of continuing fragile economic conditions, and other external market conditions, which are beyond the control of management. A further worsening of the economy in the United States of America could materially, adversely affect the Company’s business, including its financial condition and results of operations.

(4)	Inventories

A summary of inventories follows:

	September 30, 2010	December 31, 2009
	(unaudited)

Raw materials and supplies	$2,447,081	$2,828,026
Finished goods	505,464	226,793

Total inventory	$2,952,545	$3,054,819

(5)	Restricted Assets

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

	September 30, 2010	December 31, 2009
	(unaudited)
Debt reserve account	$500,000	$483,834
Interest fund account	96,922	24,231
Principal fund account	333,333	33,333
Deposits related to letters of credit	528,000	528,000

Total restricted assets	$1,458,255	$1,069,398

(6)	Property and Equipment

Property and equipment, at cost, consists of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
Land	$238,162	$238,162
Plant and improvements	11,699,376	11,699,376
Machinery and equipment	9,589,085	9,279,686
Transportation equipment	439,750	485,159
Software and office equipment	2,058,635	159,638
Software development	370,925	1,769,898
Construction in progress	268,271	26,641

	24,664,204	23,658,560
Less accumulated depreciation	(9,555,735)	(7,861,553)

Property and equipment, net	$15,108,469	$15,797,007

During the three months ended September 30, 2010 and 2009, depreciation expense, including depreciation on assets classified as capital leases, was $562,671 and $423,531, respectively. During the nine months ended September 30, 2010 and 2009, depreciation expense, including depreciation on assets classified as capital leases, was $1,737,101 and $1,258,579, respectively.

(7)	Line of Credit

On March 18, 2009, the Company closed on an asset-based line of credit of up to $3.0 million, secured by accounts receivable and inventories (the “revolving line of credit”). The revolving line of credit bears interest, floating at the Wall Street Journal Prime Rate plus 4.5 percent, and is subject to certain financial covenants, including minimum cash position and EBITDA, measured on a monthly and quarterly basis, respectively, which the Company was in compliance with or has obtained a waiver of compliance as of September 30, 2010. The maximum amount of the line of credit was increased to $3.5 million on September 30, 2009 in connection with a modification of terms used to calculate the available borrowing amount and a modification of the covenants. The revolving line of credit matured on May 1, 2010. On April 26, 2010, the Company entered into a second amendment to extend the maturity date to July 1, 2010. On June 25, 2010, the Company entered into a third amendment to extend the maturity date to June 25, 2011 under substantially the same terms. On August 9, 2010, the Company entered into a fourth amendment to modify the terms of the EBITDA covenant. In connection with the revolving line of credit, the Company issued 252,454 warrants to purchase common stock of the Company. The exercise price of the warrants of $0.59 is equal to the weighted average price for the 30 trading days ending on the trading day immediately before delivery. The Company values the warrants using the Black-Scholes option-pricing model and amortizes to expense over the life of the loan. Cash receipts from customers are deposited into a bank account that is subject to an account control agreement, wherein the funds are held for collection – generally one-to-two days – before being applied to balances outstanding under the revolving line of credit. Once the funds are applied to balances outstanding, additional borrowing capacity is created, and funds can be immediately re-borrowed, subject to the other terms of the revolving line of credit agreement. The maximum availability under the line of credit on September 30, 2010 was $3.5 million of which there were short-term borrowings of $1.9 million.

(8)	Long-Term Debt and Capital Lease Obligations

Long-term debt consists of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
6.75 - 7.10% Cleveland County Industrial Revenue Bonds secured by real property final payment due December 1, 2024	$3,645,000	$3,645,000
4.25% Real estate loan secured by real property final payments due August 1, 2028	3,019,894	3,093,666
6.00% Real estate loans secured by real property final payments due June 22, 2015	166,398	178,253
5.25% Equipment loan secured by manufacturing equipment final payment due March 3, 2012	647,946	978,478
Various equipment and real estate loans with interest rates of 9.56% and due dates from 2011-2021	138,460	186,844

Total long-term debt	7,617,698	8,082,241
Less current portion	1,011,433	1,138,602

Net long-term debt	$6,606,265	$6,943,639

The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows:

Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of 1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. The actual debt service coverage ratio as of September 30, 2010 is 1.96x to 1.00.

Current Ratio: The Company is required to maintain a current ratio of 1.10x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of September 30, 2010 is 0.74x to 1.00.

Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of September 30, 2010 is 0.86x to 1.00.

Accounts Payable: The Company agrees that not more than 10 percent of its accounts payable shall be in excess of 75 days past due. The actual percentage as of September 30, 2010 is 0.48 percent.

Accounts Receivable: The Company agrees that not more than 20 percent of accounts receivable will be in excess of 90 days past due. The actual percentage as of September 30, 2010 is 0.52 percent.

Capital lease obligations consist of the following:

	September 30, 2010	December 31, 2009
	(unaudited)
8.95 - 9.19% Equipment leases	$—	$94,479
Less current portion	—	94,479

Net long-term debt	$—	$—

Annual Debt Service Requirements

The annual principal payment requirements to maturity, for long-term debt and capital lease obligations at September 30, 2010 are as follows:

Year Ending September 30,	Long-Term Debt

2011	$1,011,433
2012	756,043
2013	605,429
2014	643,325
2015	745,715
Thereafter	3,855,753

Principal outstanding at September 30, 2010	$7,617,698

During the the three months ended September 30, 2010 and 2009, total interest costs were $214,305 and $306,074, respectively. During the the nine months ended September 30, 2010 and 2009, total interest costs were $690,976 and $821,954, respectively.

(9)	Accrued Liabilities

A summary of accrued liabilities follows:

	September 30, 2010	December 31, 2009
	(unaudited)
Rebates and commissions	$437,447	$906,481
Interest expense	98,639	32,884
Compensation	581,176	230,790
Workers’ compensation	232,873	76,593
Promotions and incentives	182,578	121,645
Property taxes	104,274	24,424

Total accrued liabilities	$1,636,987	$1,392,817

(10)	Intangible Assets

The Company holds an intangible asset, a customer list acquired by the Company in the amount of $154,210. The Company began amortizing the asset to expense over a period of five years beginning July 1, 2007, resulting in amortization expense of $7,712 in each of the three month periods ended on September 30, 2010 and 2009 and amortization expense of $23,137 in each of the nine month periods ended on September 30, 2010 and 2009. As of September 30, 2010, accumulated amortization expense was $100,257 and the net carrying amount was $53,953.

(11)	Income Taxes

Income tax expense (benefit) for the three months and nine months ended September 30, 2010 and 2009, consist of the following:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)		(unaudited)
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—

	—	—	—	—

Deferred:
Federal	(190,160)	(148,783)	61,273	(281,657)
State	(22,381)	(13,140)	7,211	(28,779)

	(212,541)	(161,923)	68,484	(310,436)

Total income tax expense (benefit)	$(212,541)	$(161,923)	$68,484	$(310,436)

          Deferred tax assets (liabilities) are as follows:

	September 30, 2010	December 31, 2009
	(unaudited)
Net operating loss carryforward	$3,020,196	$3,306,341
Depreciation	(522,521)	(691,761)
Deferred gain on sale of assets	6,351	16,571
Inventory capitalization	113,573	95,319
Reserve for worker compensation expense	88,492	29,105
Allowance for credit losses	21,423	40,423
Work opportunity credit carryforward	37,132	37,132
Oklahoma job and investment credits	1,000,188	877,310
Allowance for state job and investment credits	(912,621)	(789,743)

Net deferred tax asset	$2,852,213	$2,920,697

Current portion	$299,865	$264,772
Non-current portion	2,552,348	2,655,925

	$2,852,213	$2,920,697

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

The Company is not currently subject to any specific audit by any federal, state or local taxing authority. The Company is no longer subject to income tax examinations by tax authorities before 2005. There are no tax positions previously taken which could give rise to uncertainty, and therefore there are no calculations or classifications of interest, penalties or effects on income tax rates related to such uncertainties

As of September 30, 2010, the Company has a net operating loss carryforward of $7.9 million representing a tax asset of $3.0 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $1.0 million of which the Company has elected to provide a realizability allowance of $0.9 million resulting in a net carrying amount of $0.1 million. If unused, the credits will commence expiring on December 31, 2021.

Actual income tax expenses differ from “expected” income tax, computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, as follows:

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Computed “expected” income taxes	$(196,275)	$(129,188)	$27,374	$(264,139)
State income taxes, net of federal income tax	(22,860)	(15,047)	3,188	(30,764)
Other	6,594	(17,688)	37,922	(15,533)

	$(212,541)	$(161,923)	$68,484	$(310,436)

(12)	Operating Leases

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

(unaudited)
2011	$948,662
2012	811,943
2013	641,777
2014	517,038
2015	517,038

$3,436,458

          Rent expense on operating leases are as follows:

Three months ended September 30,		Nine months ended September 30,
2010	2009	2010	2009

556,052	449,294	1,505,059	1,495,539

(13)	Stock Based Compensation

In August 2006, the Company adopted the 2006 Equity Incentive Plan (the “Plan”) providing for potential awards of up to 1,000,000 options to purchase shares of common stock in the Company. On November 26, 2008, the Compensation Committee of the Board of Directors of the Company approved a proposal by management to issue stock options under the Plan to certain employees, directors and consultants of the Company or a Subsidiary. On March 12, 2009, 14,120 incentive stock options were issued on substantially the same terms as the incentive stock options issued on November 26, 2008. Except as noted below, options shall have a 10-year term, and shall vest at 25% per year, commencing on the first anniversary of the grant date. The grant date was November 26, 2008, and the exercise prices are equal to the closing market price on November 25, 2008 ($0.69), except for owners of 10% or more of the total shares of the Company. Exercise prices for the 10% and greater owners are 110% of the closing market price on November 25, 2008 ($0.76) and the options (i) have a term of five (5) years and (ii) vest at the rate of 25% per year. In all cases, the options shall immediately vest upon a Change in Control of the Company, as defined in the Plan. All options granted to employees are intended to qualify as Incentive Stock Options, as defined by Section 422 of the Internal Revenue Code of 1986, as amended, and the stock options granted to non-employee directors and consultants to the Company or a Subsidiary will be Nonqualified Stock Options as provided for in the Plan. The Company uses the Black-Scholes method of valuing the options and charges amounts to earnings using the straight-line method over the vesting period. The Company charged $22,483 and $22,145 against earnings during the three months ended September 30, 2010 and 2009, respectively. The Company charged $67,450 and $66,094 against earnings during the nine months ended September 30, 2010 and 2009, respectively, leaving a total of $190,398 of unrecognized expense in connection with the issuance of the stock options.

(14)	Major Customers

The Company has two major customers which comprise 15 percent and 10 percent of its sales. A change in either of these customer relationships could adversly affect our revenue, results of operations and cashflows.

(15)	Commitments and Contingencies

The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at September 30, 2010, which would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

(16)	Private Placement Transaction

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

(17)	Insurance Proceeds from Weather Related Damage

During the second quarter of 2010, the Company’s primary manufacturing facility sustained damaged due to adverse weather. The company has received a settlement proposal and a check for $0.6 million from its insurance carrier, but had not tendered the check, as of September 30, 2010.

Since the property is subject to certain liens, including those of bondholders, it was necessary to obtain the consent of its Significant Bondholders (as defined) in order to utilize the insurance proceeds for repair purposes. The Company received the required bondholder consent subsequent to September 30, 2010, has tendered the check and is commencing repairs to the facility.

The resolution of this transaction, including the facility repairs after application of the insurance proceeds, is not expected to have a material effect on the company’s financial position or results of operations. The proposed settlement proceeds of $0.6 million have not been recorded in the accompanying consolidated financial statements.

On August 15, 2010, the Company’s soup and sauce manufacturing facility sustained damages due to a fire that spread from an adjacent business. Damages to the facility are covered by insurance and, accordingly, the company does not expect any significant losses, net of insurance coverage, as a result of this casualty.

(18)	Note Payable to Former Owners of Allisons Gourmet Kitchens, LP

The Company has a note payable to Herbert B. Grimes, its current chief executive officer in the amount of $840,747 due on July 5, 2013 with interest rate of 10 percent per annum. The Company is making weekly payments to Mr. Grimes in the amount of $1,500 and has scheduled one-time payments of $35,000 on April 8, 2011. Mr. Grimes has agreed that repayment of the note is subject to the Company’s ability to pay as measured by its liquidity position, projected cash flows and EBITDA.

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

Results of Operations

Comparison of Three Months Ended September 30, 2010 and 2009

We recorded a net loss of $365,000 or $0.04 per share in the third quarter of 2010 compared to a loss of $218,000 or $0.05 per share in the third quarter of 2009.

Net sales. Net sales decreased $0.8 million or 3.4 percent to $23.3 million in the third quarter of 2010 from $24.1 million in the same period of 2009 due primarily to our strategic move away from commodity, low margin product lines.

Gross profit. Our gross profit decreased to $1.8 million or 7.6 percent of net sales from $2.0 million or 8.2 percent of net sales in the same quarter of 2009 due to higher worker’s compensation costs resulting from increased claims in the current year, increases in our maintenance and operational supply costs, increases in our raw material costs resulting from higher inbound freight costs and lower production yields and higher depreciation expense primarily related to the depreciation of our enterprise resource planning system. We experienced favorable cost reductions in our production labor costs as a result of management’s focus on obtaining customer orders in advance to maximize the efficiency of our product runs and reduced outbound freight costs resulting from consolidation of our delivery routes.

Selling, general and administrative expenses. Our selling, general and administrative expenses increased $79,000 in the third quarter of 2010, to $2.1 million from $2.0 million in the third quarter of 2009, primarily due to personnel additions to our sales and marketing staff.

Interest expense decreased to $214,000 in the third quarter of 2010 from $306,000 in the third quarter of 2009 due to fully amortizing the revolving line of credit loan origination costs accounted for as interest expense in the first quarter of 2010. Loan origination costs related to the revolving line of credit are amortized as interest expense ratably over the life of the loan, which expired May 1, 2010. The line of credit was renewed under similar terms for nominal fees.

Income tax expense (benefit). We recognized an income tax benefit of $213,000 in the third quarter of 2010 compared to a benefit of $162,000 in the same period of 2009. The primary cause of income tax benefits is the creation of net operating loss carryforwards, amounts which will be used to offset income tax expense in future taxable periods.

Comparison of Nine Months Ended September 30, 2010 and 2009

We recorded net income of $12,000 which rounds to $0.00 per share in the nine-month period ended on September 30, 2010, compared to a net loss of $466,000 or $0.10 per share in the comparable nine-month period September 30, 2009.

Net sales. Net sales decreased $1.3 million or 3.6 percent to $71.2 million in the nine months ended September 30, 2010 compared to $73.9 million the comparable nine-month period ended September 30, 2009 due primarily to the loss of certain foodservice customers and our strategic move away from commodity, low margin product lines.

Gross profit. Our gross profit increased to $7.3 million or 10.2 percent of net sales from $6.6 million or 8.9 percent of net sales in the comparable period of 2009. We experienced favorable cost reductions in our production labor costs as a result of management’s focus on obtaining customer orders in advance to maximize the efficiency of our product runs and reduced outbound freight costs resulting from consolidation of our delivery routes. We experienced higher worker’s compensation costs resulting from increased claims in the current year and increased maintenance and operational supply costs.

Selling, general and administrative expenses. Our selling, general and administrative expenses remained approximately the same in total expenditures at $6.5 million in both nine-month periods ending on September 30, 2010 and 2009.

Other income and expense. Other income and expense resulted in a net expense of $661,000 in the nine-month period ended on September 30, 2010 compared to a net expense of $807,000 in the same period ended September 30, 2009. Gain on sale of assets increased in the nine months ended September 30, 2010 to $30,000 from $15,000 in the same period ended September 30, 2009 due to the disposal of certain transportation equipment.

Interest expense decreased to $691,000 in the nine-month period ended September 30, 2010 from $822,000 in the same period ended September 30, 2009 due to fully amortizing the revolving line of credit loan origination costs accounted for as interest expense in the first quarter of 2010. Loan origination costs related to the revolving line of credit are amortized as interest expense ratably over the life of the loan, which expired May 1, 2010. The line of credit was renewed under similar terms for nominal fees.

Income tax expense (benefit). We recognized an income tax expense of $68,000 in the nine-month period ended September 30, 2010 compared to an income tax benefit of $310,000 in the same period ended September 30, 2009 primarily due to utilization of net operating loss carry-forwards, which consists of applying previous operating losses for tax purposes against future tax liabilities and resulting in tax expense for book purposes and calculation of net income. The primary cause of the income tax benefit in the nine-month period ended September 30, 2009 is due to the creation of net operating loss carry-forward tax assets.

Liquidity and Capital Resources

          The Company experienced mediocre operating results during certain periods in the last two years, and encountered adverse conditions in the commodities markets and the capital markets, which has both affected operating results and cash flow, and has limited the Company’s access to capital.

          As a result, the Company’s liquidity management has required heightened oversight to satisfy all constituencies. Management has taken steps to strengthen the Company’s capital resources and liquidity by, among other things, (a) the addition of $1.7 million in new equity capital during the first quarter of 2010, (b) decelerating previously-planned expansions into new markets, and (c) deferring some capital investments in production equipment and planned additions to existing facilities.

          Management strives to continuously strengthen the financial performance and resulting liquidity of the Company through detailed evaluations of, among other things, (a) individual customer profitability, (b) product line profitability, (c) efficiency of manufacturing operations, (d) efficiency of transportation and delivery systems, (e) manufacturing overhead expenses and (f) general and administrative expenses.

          During the first nine-months of 2010, the Company increased its working capital by $2.8 million, raised $1.7 million in net proceeds from new equity, decreased its outstanding accounts payable by $2.1 million, decreased short-term borrowings on its revolving line of credit by $0.4 million, and paid off long-term debt of $0.6 million.

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

          There can be no assurance that actions taken will be sufficient to enable management to mitigate the effects of continuing fragile economic conditions, and other external market conditions, which are beyond the control of management. A further worsening of the economy in the United States of America could materially adversely affect the Company’s business, including its results of operations, financial condition and prospects.

          The Company’s line of credit contains financial covenants for minimum balance of cash and EBITDA (earnings before interest, tax, depreciation and amortization), measured on a monthly and quarterly basis, respectively. The Company is considered to be in covenant default, when its actual results are less than the amounts in the forecast previously provided to the lender. A default was experienced with the results of the three-month period ended September 30, 2009 and again with the results of the three-month period ended March 31, 2010. Both occasions of default were related to the minimum EBITDA covenant, and were cured with a waiver, followed by an amendment to the loan agreement to reset the covenant requirements. The terms of the waivers and amendments required a nominal processing fee paid to the bank. The Company experienced another default with the results of the three-month period ended September 30, 2010 related to the minimum cash requirement. This default was cured with a waiver. Non-compliance with these covenants in the future may result in the inability to obtain a waiver and could cause the lender to require the outstanding balance of the line of credit to become due and payable, provided the Company is unable to cure the covenant default within a reasonable period, which shall not exceed 30 days.

          The Company’s long-term debt includes industrial development revenue bonds issued by Cleveland County Industrial Authority, which contain the following financial covenants:

          Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of 1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. The actual debt service coverage ratio as of September 30, 2010 is 1.96x to 1.00.
          Current Ratio: The Company is required to maintain a current ratio of 1.10x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of September 30, 2010 is 0.74x to 1.00.

          Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of September 30, 2010 is 0.86x to 1.00.
          Accounts Payable: The Company agrees that not more than 10 percent of the Company’s accounts payable shall be in excess of 75 days past due. The actual percentage as of September 30, 2010 is 0.48 percent.
          Accounts Receivable: The Company agrees that not more than 20 percent of the Company’s accounts receivable will be in excess of 90 days past due. The actual percentage as of September 30, 2010 is less than 0.52 percent.

          The Company has been in non-compliance with at least one of the financial covenants listed above since 2005 and as a result, has paid an increased interest rate of 1 percent, and has employed a consultant. Non-compliance with the covenants is not an event of default as defined by the bond indenture, therefore does not provide for the right of the bondholders or trustee to foreclose or require acceleration of payments.

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

Allowance for Credit Losses. The allowance for credit losses is based on various factors including among other things, (a) our assessment of the collectability of specific customer accounts, (b) our macro assessment of political and economic risks, (c) the overall aging of our accounts receivable portfolio, and (d) the effects each of these and other factors have on the consolidated portfolio. If there is a change in a customer’s creditworthiness or actual defaults differ from our historical experience, our estimates of recoverability of amounts due us will be affected. We continually monitor customer accounts for indications of a customer’s inability to pay. Our recent losses on charged-off accounts have not been material.

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

Income taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either (a) the generation of future taxable income during the periods in which those temporary differences become deductible, or (b) the carryback of losses to recover income taxes previously paid during the carryback period. As of September 30, 2010, we have net operating loss carryforwards of $7.9 million, representing a deferred tax asset of $3.0 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $1.0 million of which we have elected to provide a realizability allowance of $0.9 million, resulting in a net carrying amount of $0.1 million. If unused, the credits will commence expiring on December 31, 2021.

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

          Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2010.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith or incorporated by reference as indicated as required by Item 601 of Regulation S-K.

Exhibit No.	Description

10.1	Fourth Amendment to Loan and Security Agreement Dated August 9, 2010.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Dated: November 15, 2010

Vaughan Foods, Inc.

	By:	/s/ Herbert B. Grimes

Herbert B. Grimes
Chairman of the Board of Directors and Chief Executive Officer

(Principal Executive Officer)

Dated: November 15, 2010
Vaughan Foods, Inc.

	By:	/s/ Gene P. Jones

Gene P. Jones
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Fourth Amendment to Loan and Security Agreement Dated August 9, 2010.

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d-14(a), as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.