Form 10-K
period 2010-12-31
Vaughan Foods, Inc.
filed 2011-03-30
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________
FORM 10-K
_________________________________

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 001-33446
_________________________________
VAUGHAN FOODS, INC.
(Exact name of registrant as specified in its charter)
_________________________________

Oklahoma	73-1342046
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
216 N.E. 12th Street, Moore, OK	73160
(Address of principal executive offices)	(Zip Code)
(405) 794-2530
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act
None
_____________________________
Securities registered pursuant to Section 12(g) of the Act:

Title of each class
Common Stock, $0.001 par value per share
Class A Common Stock Purchase Warrants
Class B Common Stock Purchase Warrants
_____________________________
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
Large accelerated filer  ☐  Accelerated filer  ☐  Non-accelerated filer  ☐ Smaller reporting company   ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes  ☐  No   ☑
As of June 30, 2010, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $4.3 million, based on the closing price on such date of the registrant’s common stock on the OTC Bulletin Board.
Number of shares outstanding of the registrant’s common stock, as of March 30, 2011:

Class	Shares Outstanding
Common Stock, $0.001 par value per share	9,380,577
DOCUMENTS INCORPORATED BY REFERENCE
NONE.

VAUGHAN FOODS, INC.
Form 10-K
For the fiscal year ended December 31, 2010

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
Processing, Packaging and Delivery
Our products are processed and packaged in refrigerated food processing facilities. Finished products are packed in sizes that fit customer's needs. We schedule our production operations to coincide with our customer's required delivery dates, ensuring the maximum freshness, shelf-life and quality. Customer orders are compiled into production reports used by production management for scheduling. Orders are palletized, loaded onto our delivery trucks and fulfilled electronically in our Enterprise Resource Planning ("ERP") system, which creates and electronically delivers an invoice to the respective customer. Delivery trucks are loaded in accordance with the delivery sequence of the customers and each pallet is tagged with customer order information to assure delivery to the proper destination.
We operate a fleet of 28 delivery trucks and 46 fifty-three foot refrigerated trailers, running 80 routes per week. The quality and freshness of our products is dependent on a rapid delivery schedule and proper handling of the product throughout the distribution channel. We pre-cool our refrigerated trailers and install temperature recorders on most of our trucks to ensure that our products are properly refrigerated. Our products are generally delivered to our foodservice customers three times per week with some receiving deliveries as often as six times per week. Our retail customers receive deliveries of our prepared salads multiple times per week, however deliveries to retail customers vary to as little as one delivery per week during periods when product sales volumes require less frequent deliveries.
We believe that our delivery system is a key element in the success of our company because (1) it ties our product lines together, (2) allows us flexibility in serving our customers, (3) affords us to be less dependent on common carriers in procurement of raw materials and (5) provides opportunities for backhaul revenues. We generate revenue from our transportation assets by backhauling products for others. We find freight for our empty trucks at or near the termination points of our customer delivery routes, then transport that freight back to the vicinity of our facility. We continue seeking to expand our backhaul revenues with customers outside our industry whose location and freight needs coincide geographically with our delivery routes and also with our own customers in the food industry who have freight needs with similar destination points as ours. We believe optimizing our delivery system is key to expanding our business and product lines.

We observe “Good Manufacturing Practices,” as established by the U.S. Food and Drug Administration and the U.S. Department of Agriculture, and are audited by several independent inspection groups to assure that production operations meet or exceed safety standards. We believe these controls assure our customers of safe and consistently high quality products.
Agricultural and Other Supplies
We purchase fresh produce from many regions of the United States of America and Mexico. We attempt to source from many suppliers because certain suppliers may not be able to deliver raw produce to us in the quantities that we require from time to time, due to weather conditions and other factors affecting the natural production of crops. We employ seasonal buying contracts with many of our suppliers to strengthen our short-term relationships during the growing seasons.
Iceberg lettuce and romaine lettuce can be grown in very few parts of the United States during any one season of the year. Accordingly, we are highly dependent on the sources of supply from these various regions, and our supplies can be adversely affected by weather conditions at any time of year. Beginning in the third quarter of 2007, we began contracting directly with farmers for a portion of our lettuce supply thereby reducing our reliance on the use of brokers for these raw materials. The use of brokers may escalate the price of raw materials especially during times of product shortage in the market. We believe that this gives us greater flexibility, higher quality raw materials and provides greater assurance of continuity of supply. See also Item 1A—Risk Factors.
We purchase other ingredients and packaging material for our prepared food products from a limited number of suppliers, but believe that all of these ingredients and other supplies are generally available in the marketplace at competitive prices. We have established replacement suppliers for a majority of our raw material requirements to ensure availability of these raw materials in quantities adequate to satisfy our demand.
Our quality assurance department inspects each incoming delivery of raw materials to ensure that the product meets our standards. All raw product is stored in our temperature monitored, refrigerated warehouse prior to use. Utilizing our ERP system, we track our raw materials from the field to finished products and to the customer. We adhere to a first-in, first-out inventory control system.
Marketing and Sales
Our products are primarily marketed and sold to food service distributors, regional and national restaurant chains, retail grocers and convenience stores. Our products are currently distributed in 42 states, with 79 percent of our revenue occurring in Southwest and Midwest regions of the country. Following the completion of our initial public offering in 2007, we expanded our service area to the east coast servicing retail grocers.
We offer our customers a wide range of ready-to-order quality products in convenient packaging types and sizes. We also provide added value by creating custom vegetable mixes and custom sized produce cuts to fill special needs of large volume customers. Unlike some of our larger national competitors, we can generally produce and deliver these customized products to our customers in fewer than two days. Our wide product mix enables our customers to differentiate our products from those of our competitors.
We emphasize freshness and quality in marketing our products. We also highlight our ability to package products in a wide variety of styles and sizes to meet customer demand. We can quickly satisfy private labeling or recipe requirements, special packaging needs, frequent delivery schedules and can tailor pricing and promotional programs in coordination with customer programs.
The Company derives 15 percent of its sales from one customer. No other customer represents more than 10 percent of the Company's revenues for the year ended December 31, 2010.
Competition
Our business is highly competitive. In our fresh-cut produce business we compete against large national processors, including Dole, Del Monte, Taylor Farms and the Fresh Express Division of Chiquita Brands International, regional processors and local store based or local processors, commonly referred to in our industry as “chop shops.” The national processors typically have production facilities on the West Coast near the farms that grow much of the produce that they process. We believe that the national processors may enjoy cost advantages in buying produce. They have significantly greater financial and human resources and, in some cases have established, or are seeking to establish, regional processing facilities outside the West Coast to move closer to their customers. We compete with these processors based upon (1) the quality and freshness of our product, (2) our ability to have speedy delivery within our primary market area, (3) our flexibility in acceptance of fluctuating order volume and (4) our ability and willingness to configure and package our product to meet the needs of our customers. We compete with our regional processor competitors on the same basis, but also on price. Price and quality are also particularly important in our competition with chop shops. We believe that national processors have gained some market share from us in large volume commodity items. We believe that we can replace lost market share with the development of new products and continued growth of our customer base.
In our refrigerated prepared salad business we compete with Reser’s Fine Foods, which we believe to be the largest company in the deli salad business, and Orval Kent Food Company. We believe we compete successfully on the basis of the quality of our products and flexibility of our delivery system.
We believe that we have a number of competitive strengths that in combination contribute to our ability to compete with major national and regional processors of fresh-cut produce and refrigerated prepared salads, particularly:

•	Frequent deliveries. We deliver our perishable and short shelf life products multiple times per week.

•	Distribution capability. We maintain a fleet of 28 trucks and 46 refrigerated trailers giving us rapid delivery capability and flexibility.

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

•	Broad customer base. No individual customer accounts for greater than 15 percent of our sales.
Intellectual Property
We claim rights to the following brand names and United States trademarks:

•	Fresh FixinsTM

•	Allison’s Gourmet Kitchens and DesignTM

•	Vaughan FoodsTM

•	Serve Fresh KitsTM

•	Wild About Food and DesignTM

•	GreenlightTM
We own the material processes and formulas, research and development results and other know-how relating to our business.
The following internet domain names are owned by or registered in the name of the Company:

•	Vaughanfoods.com

•	Wildaboutfood.com

•	Allisonsgourmetkitchens.com

•	Vaughanfoods.biz

•	Vaughanfoods.us

•	Vaughanfoodsshop.com

•	Vaughanfoodsstore.com

•	Vaughanfoodsonline.com

•	Vaughanfoods.org

•	Vaughanfoods.net

•	Greenlightagservices.com

•	Greenlighttechnicalservices.com

•	Mezzalunafresh.com

•	Freshfixins.com

•	Vaughantransportation.com
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
Through our GreenlightTM program, we conduct pre-harvest activities that focuses on the safety and quality of produce before purchase and shipment into our facilities. The program focuses on the safety and quality of produce in the field during the growing cycle up to and including harvest and shipping. We conduct on-site surveys assessing potential sources of contamination, including well and irrigation water, animal intrusion, drainage and field condition. The program then culminates in the testing of the crop itself, prior to harvest, for disease-causing organisms. The GreenlightTM program has been well received by customers as adding value and protecting brand equity.
We are licensed under the Federal Perishable Agricultural Commodities Act, or “PACA,” which specifies standards for the sale, shipment, inspection and rejection of agricultural products, and governs our relationships with our fresh produce suppliers with respect to the grading and commercial acceptance of product shipments. As a licensed commodity supplier under PACA, we are treated as a priority creditor in the event of the bankruptcy of our customers and are entitled to be paid out of PACA trust assets (produce inventory, products derived from that produce and cash and receivables generated from the sale of produce) prior to payments to other general creditors. We are also subject to regulation by state authorities for the accuracy of our weighing and measuring devices.

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

Employees
As of December 31, 2010, we employed 549 individuals at our Moore, Oklahoma and Fort Worth, Texas facilities. None of our employees are unionized, and we do not have collective bargaining agreements with respect to any of our employees. From time-to-time, we employ additional personnel on a part-time basis in processing and manufacturing operations. Management believes that its employee relations are satisfactory.

ITEM 1A—RISK FACTORS
You should carefully consider the risks below in consideration of our business and prospects. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially and adversely affect the Company’s business, financial condition and results of operations. Additional risks and uncertainties not presently known to the Company also may impair the Company’s business operations and financial condition.
If our products become contaminated or are mislabeled, we may be subject to product liability claims, product recalls and increased scrutiny by regulators, any of which could adversely affect our business.
Refrigerated food products for human consumption are vulnerable to spoilage due to temperature abuse, mislabeling, product tampering, contamination by organisms producing food-borne illnesses and other adulteration. We can control these risks only to the point of delivery to our customers and anticipate that our customers handle refrigerated food products with the same care. There is risk that organisms generally found in the environment, as a result of food processing, may be found in our products. Once contaminated products have been shipped for distribution, illness and death may result if the disease causing organisms are not eliminated by processing at the foodservice or consumer level. Also, products purchased from others for packing or distribution may contain contaminants that we are unable to identify. The risk can be controlled, but not eliminated, by use of good manufacturing practices and finished product testing. We may also encounter the same risks if a third party tampers with our products or if our products are inadvertently mislabeled. Shipment of adulterated products, even if inadvertent, is a violation of law and may lead to product liability claims, product recalls and increased scrutiny by federal and state regulatory agencies, any of which could have a material adverse effect on our reputation, business, prospects, results of operations and financial condition.
Typically, when we purchase certain products or critical raw materials that we use in production, we require a “certificate of analysis” from the vendor showing that the product is free of certain bacteria.
If we are unable to improve our results of operations and cash flows, then substantial doubt may be raised—in the future—regarding our ability to continue as a going concern.
The Company experienced small operating losses during the two year period of 2009 and 2010, and encountered adverse conditions in the commodities markets and the capital markets. The operating results and cash flow resulting from the performance during the last two years has been inadequate to cause the company to fully recover from the unsatisfactory results of 2008, which has limited the Company’s access to capital and caused management to focus more highly on liquidity management. Management has taken steps to strengthen the Company’s capital resources and liquidity by, among other things, (a) the addition of $1.7 million in new equity capital during the first quarter of 2010, (b) decelerating previously-planned expansions into new markets, and (c) deferring capital investments in production equipment and planned additions to existing facilities.

Management strives to continuously strengthen the financial performance and resulting liquidity of the Company through detailed evaluations of, among other things, (a) individual customer profitability, (b) product line profitability, (c) efficiency of manufacturing operations, (d) efficiency of transportation and delivery systems, (e) manufacturing overhead expenses and (f) general and administrative expenses. Management believes that continuing to focus on improving efficiencies in its business will ensure its ability to continue as a going concern and to expand its operations.

The Company increased its working capital in 2010 by $3.0 million, raised $1.7 million in net proceeds from new equity, decreased its outstanding accounts payable by $1.1 million and reduced its long-term debt by $1.1 million. The Company makes no assurance that actions taken will be sufficient to mitigate the effects of continuing fragile economic conditions, and other external market conditions, which are beyond the control of management. A further worsening of the economy in the United States of America could materially, adversely affect the Company’s business, including its financial condition and results of operations.

The Company’s current revolving credit facility matures in the second quarter of 2011, and there can be no assurance that the Company will be able to renew or replace this facility or continue to meet the financial covenants of this or any renewal or replacement facility. If we are unable to meet the financial covenants of our revolving credit facility, the lender may declare the full amount outstanding immediately due and payable, and we may be unable to replace the facility, which would severely impair our liquidity and ability to meet our obligations as they become due. Furthermore, an uncured event of default could allow our lenders to sell our assets to satisfy our debt obligations and therefore create substantial doubt about the ability of the Company to continue as a going concern.
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
Increases in fuel costs could adversely affect our financial condition and operating results.
Our ability to serve our customers with high quality products requires us to operate a fleet of 28 delivery trucks and 46 fifty-three foot refrigerated trailers, running 80 routes per week. Global economic and political factors influence the price of crude oil and fuel prices and are generally beyond our control. Variability in the price of diesel fuel may cause significant, adverse affects on our financial position and the results of our operations if we are unable to mitigate the increased costs in the price that we charge to our customers.
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
The market price and marketability of our common stock may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include the following, among other things:

•price and volume fluctuations in the equity markets from time to time, which are often unrelated to the operating performance of particular companies;
•significant volatility in the market price and trading volume of shares of food companies, which is not necessarily related to the operating performance of these companies;
•changes in regulatory policies;
•changes in our earnings or variations in our operating results;
•operating performance of companies comparable to us;
•general economic trends and other external factors;
Our Common Stock is thinly traded and may not be readily marketable
Our Common Stock is not widely traded, and daily trading volume is generally very low compared with most publicly-traded companies. Our Common Stock was delisted from the NASDAQ Capital Market on March 24, 2010 due to failure to meet NASDAQ Listing Rule 5550(a)(2) which was caused by failure to maintain a minimum bid price of $1.00. Our Common Stock is now listed on the OTC Bulletin Board. Management believes the delisting had little effect on the volume and price of our Common Stock. For these and other reasons, your shares may be difficult to sell, especially in large quantities.
Penny Stock
Our Common Stock may be characterized as “penny stock” under SEC regulations. As such, broker-dealers dealing in the Common Stock may be subject to the disclosure rules for transactions involving penny stocks, which generally require that, prior to a purchase, the broker-dealer determine if purchasing the Common Stock is suitable for the applicable purchaser. The broker-dealer must also obtain the written consent of the applicable purchasers to purchase the Common Stock and disclose the best bid and offer prices available for the Common Stock and the price at which the broker-dealer last purchased or sold the Common Stock. These additional burdens imposed upon broker-dealers may discourage them from effecting transactions in our Common Stock, which could make it difficult for an investor to sell his, her or its shares at any given time.
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
Our capital structure includes long-term indebtedness, which could limit financing and other options. Our ability to fund our operations for the next twelve months is dependent on our ability to improve our operating results.
As of December 31, 2010, we had total long-term debt, including the current portion of long-term debt, of $7.9 million, excluding amounts outstanding on the revolving line of credit and a note payable to an officer of the Company. Our debt instruments contain certain financial covenants and if we fail to comply with these requirements, our ability to obtain additional or alternative financing may be adversely affected. Our level of indebtedness limits our ability to obtain financing because substantially all of our assets are now pledged as collateral for our existing debt. Also, our level of indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures and acquisitions, and may also limit our flexibility to adjust to changing business and market conditions which could make us more vulnerable to a downturn in general economic conditions.
Our inability to improve our operating results and cash flows could cause us to not meet our required financial covenants, which could result in our lenders declaring our loans to be in default, thereby due and payable immediately. Replacing debt instruments may not be impossible, and if possible, may be at terms which are less favorable than those we have with current lenders.
Current economic conditions in the United States of America could materially, adversely affect our business.
Economic conditions in the United States of America and in many other countries may remain challenging in the foreseeable future. General business and economic conditions may cause fluctuations in, among other things, unemployment, inflation, interest rates and consumer spending. Our revenues and performance depend significantly on consumer confidence and spending. Further economic downturn and a decrease in consumer spending may adversely affect our revenues, ability to market our products, implement our business strategy and our business could be negatively impacted.
There could be a number of other effects from unfavorable economic developments including insolvency of our customers. A significant adverse change in the financial and/or credit position of a customer could require us to assume greater credit risk relating to that customer and could limit our ability to collect receivables. This could have an adverse impact on our results of operations and financial condition, including our liquidity.
A material disruption at our processing plant could seriously harm our financial condition and operating results.
We process a majority of our products at our Moore, Oklahoma plant. Since we do not have operations elsewhere which could support our current volume of processed products, a material disruption at this plant would seriously limit our ability to deliver products to our customers. Such disruption could be caused by a number of different events, including: maintenance outages; prolonged power failures; equipment failure; a chemical spill or release; microbiological contamination of our equipment; fires, floods, tornadoes, heavy snow, ice storms, earthquakes or other natural disasters; or other operational problems. Any of these events would adversely affect our business, results of operations and financial condition.
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
The food processing industry is intensely competitive. In the fresh-cut produce business we compete against large national processors, many with production facilities near farms that grow much of the produce supplying the United States markets, regional processors and chop shops. Our products are virtually identical or similar to those of our competitors. Many of the national processors have substantially greater financial and other resources than we do and some may enjoy cost advantages in buying raw materials. If we and other regional competitors increase our market share, the major national processors could respond by offering special pricing promotions aimed at retaining business or seek to acquire or build regional processing capacities, any of which could hamper our existing business and market share, adversely affecting our results of operations and financial condition.

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

The Company's ERP system may experience technical malfunctions that impair the operations of the business and adversely affect the Company’s profitability.
The Company's Enterprise Resource Planning (“ERP”) system operates largely in a “cloud computing” environment, and any disruption to adequate internet access or failure of major components or of the system generally could result in an interruption to the Company’s sales, manufacturing, logistics, customer service or accounting functions. Any interruption of the ERP system could have a material adverse effect on the business and financial results of the Company.
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
Healthcare reform legislation could have an impact on our business

          The Patient Protection and Affordable Care Act (the “Patient Act”) as well as other healthcare reform legislation being considered by Congress and state legislatures may have an impact on our business. We are currently evaluating the effects of the Patient Act on our business, and expect that we will experience, among other things, having the federal government assume a greater role in the health care system, expanding healthcare coverage in the United States, mandating basic healthcare benefits, imposing regulations on businesses who provide or do not provide healthcare insurance to their employees and increasing tax rates on businesses. We believe that this legislation will most likely increase our employee healthcare-related costs and tax rates, which could have an adverse impact on our results of operations and financial condition.

Changes in income taxes

We are subject to income taxes in the United States of America. Our effective tax rates could be materially, adversely affected by changes in tax laws, changes in tax rates, changes in the valuation of deferred tax assets and liabilities and material adjustments from tax audits.

We have $3.0 million in deferred tax assets which the utilization of, are dependent upon our ability to generate future taxable income. Our inability to generate taxable income could require us to recognize a valuation allowance which could adversely affect our results of operations and financial condition.

Seizure of our workers, strikes, changes in immigration law or increased labor costs could adversely affect our business.
As of December 31, 2010, we had 549 employees, none of whom are unionized. We believe that a substantial number of our production employees are immigrants. Though we require all employees to provide documentation showing that they can be legally employed in the United States of America, some of our employees may have, without our knowledge, provided improper documentation. Improperly documented employees can be subject to seizure and deportation. Various immigration reform bills have been introduced to the U.S. Congress within the last few years, and we cannot accurately predict the effect, if any, on our work force of any immigration reform actions that may become law.
Our operations require significant amounts of skilled and semi-skilled labor to produce our products. Our operations must produce to customer demand daily in order to provide the freshest products to our customers, which is essential to our business strategy. We cannot provide any assurance that we will be able to maintain a stable workforce or that we will be able to avoid any type of labor issues, whether due to economic conditions, law or other external factors. Any material labor disruption, as a result of seizure of our workers, strikes, changes in immigration law, other external factors, or significantly increased labor costs resulting from any of these factors, could have a material adverse effect on our results of operations and financial condition.
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
We derive 15 percent of our sales from a certain retailer, servicing all of its distribution centers located within the United States of America. Our top 20 customers represent 80 percent of our total revenue. A change in any of these customer relationships could adversely affect our consolidated financial position, results of operations and cash flows.
If we fail to establish and maintain effective disclosure controls and procedures and internal control over financial reporting, we may have material misstatements in our financial statements and we may not be able to report our financial results in a timely manner. Additionally, failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have an adverse effect on our business and stock price.
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
Quarterly results of operations
Our sales vary due to seasonality of demand for our products. The second quarter generally represents our highest volume quarter primarily due to demand for our deli salad products. Seasonal issues may arise with respect to the availability and price of fresh produce raw materials consumed in our fresh-cut fruits and vegetables products. Because of these seasonal fluctuations, there can be no assurance that the results of operations for any particular quarter will be indicative of results of operations for any full year or any future quarters or years.

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

ITEM 4— [REMOVED AND RESERVED]

PART II

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our common stock is traded on the OTC Bulletin Board with the ticker symbol “FOOD.OB”. Prior to April 12, 2010 our common stock was traded on the NASDAQ Capital Market. The prices below represent the high and low sales prices for periods prior to April 12, 2010 and the high and low bid prices for periods following April 12, 2010. As of December 31, 2010 we have Class A and Class B warrants outstanding resulting from our initial public offering in 2007 under the symbols “FOODW.OB” and “FOODZ.OB”, respectively. The following table sets forth for the periods indicated the high and low sales and bid prices of our common stock:

	High	Low
Year Ended December 31, 2010:
Fourth Quarter	$0.52	$0.38
Third Quarter	0.61	0.48
Second Quarter	0.78	0.53
First Quarter	0.75	0.45
Year Ended December 31, 2009:
Fourth Quarter	$0.94	$0.45
Third Quarter	1.10	0.63
Second Quarter	1.15	0.50
First Quarter	0.75	0.28
The following table sets forth for the periods indicated the high and low sales and bid prices of our Class A warrant:

	High	Low
Year Ended December 31, 2010:
Fourth Quarter	$0.05	$—
Third Quarter	0.10	0.02
Second Quarter	0.05	0.02
First Quarter	0.02	0.01
Year Ended December 31, 2009:
Fourth Quarter	$0.10	$0.01
Third Quarter	0.06	0.02
Second Quarter	0.22	0.01
First Quarter	0.10	0.02

The following table sets forth for the periods indicated the high and low sales and bid prices of our Class B warrant:

	High	Low
Year Ended December 31, 2010:
Fourth Quarter	$0.02	$0.01
Third Quarter	0.05	0.02
Second Quarter	0.05	0.01
First Quarter	0.07	0.02
Year Ended December 31, 2009:
Fourth Quarter	$0.08	$0.03
Third Quarter	0.10	0.02
Second Quarter	0.28	0.01
First Quarter	0.10	0.03
As of March 7, 2011, we have 83 holders of record of our common stock, although we believe that there are a larger number of beneficial owners. Information regarding securities authorized for issuance under our equity compensation plan will be included under Item 12 (See Part III).
Our transfer agent as of December 31, 2010 was Continental Stock Transfer & Trust Company.
The Company has not paid a cash dividend on its common stock since becoming publicly traded. Management anticipates that, for the foreseeable future, any earnings will be retained for use in the business. Accordingly, management does not anticipate the payment of cash dividends in the foreseeable future.
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

ITEM 6—SELECTED FINANCIAL DATA
The selected financial data set forth below should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as presented in Item 7. The consolidated statements of operations data for each of the five-year periods and the consolidated balance sheet data dated December 31, 2010 and 2009 are derived from our financial statements which have been audited by Cole & Reed, P.C., certified public accountants. Historical results are not necessarily indicative of future results.

Consolidated statements of operations data: (in thousands)
	Year Ended December 31,
	2010	2009	2008	2007	2006
Net Sales	$93,839	$96,561	$91,852	$67,173	$51,277
Cost of Sales	85,134	87,820	86,778	60,491	47,557
Gross profit	8,705	8,741	5,074	6,682	3,720
Selling, General and administrative expenses	8,677	8,454	9,761	6,213	4,005
Income (loss) from operations	28	287	(4,687)	469	(285)
Interest expense	(865)	(1,120)	(833)	(2,072)	(1,617)
Other income (expense)	422	23	(20)	490	390
Income (loss) before provisions for taxes	(415)	(810)	(5,540)	(1,113)	(1,512)
Income tax expense (benefit)	(53)	(310)	(2,177)	(207)	(307)
Net income (loss)	$(362)	$(500)	$(3,363)	$(906)	$(1,205)
Net income (loss) per share	$(0.04)	$(0.11)	$(0.73)	$(0.26)	$(0.52)
Weighted average number of shares outstanding—basic and diluted	8,677	4,623	4,623	3,462	2,300

Consolidated balance sheet data:
(in thousands)
	December 31, 2010	December 31, 2009
Current assets	$10,342	$9,366
Working capital (deficit)	(3,186)	(6,159)
Total assets	29,351	29,387
Total current liabilities	13,528	15,525
Total long-term liabilities	7,514	6,987
Stockholders’ equity (deficiency)	8,309	6,875

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
Comparison of 2010 and 2009
We recorded a net loss of $362,000, or $0.04 per share in 2010, compared to a net loss of $500,000 or $0.11 per share in 2009.
Net sales. Net sales decreased 2.8 percent, from $96.6 million in 2009 to $93.8 million in 2010. We experienced a volume and total revenue decrease in our fresh cut produce products as we rationalized our lower priced products and continue to focus on development of new products. Our average selling price per pound increased from $0.92 per pound of product sold in 2009 to $0.95 per pound in 2010 as a result of the change in our product mix. The following table displays our average product pricing information by product category (dollars and pounds in millions, except for price per pound data):

		2010			2009
	Pounds	Sales	Price Per	Pounds	Sales	Price Per
	(in millions)	(in millions)	Pound	(in millions)	(in millions)	Pound
Fresh cut produce	67.3	$62.8	$0.933	75.6	$68.8	$0.909
Prepared salads	26.5	24.5	0.926	25.4	23.2	0.913
Soups and sauces	3.1	4.6	1.504	3.2	3.8	1.162
Total food revenue	96.8	91.9	$0.949	104.3	95.7	$0.918
Other revenue		1.9			0.8
Totals		$93.8			$96.6
Gross profit. Our gross profit remained relatively unchanged at $8.7 million in 2010 and 2009. Our gross profit margin increased from 9.1 percent in 2009 to 9.3 percent in 2010. Our raw material prices increased slightly and our labor force remained stable during 2010. Diesel fuel prices increased during 2010 from $2.80 per gallon in January to $3.30 per gallon in December, causing an increase in fuel costs in our delivery system. Total expenditures for fuel increased from $2.1 million in 2009 to $3.1 million in 2010 partially due to the price of fuel, but to a greater extent due to increasing the mileage of our fleet while reducing our dependence on contract carriers to deliver our raw materials as well as our finished good deliveries to our customers. Our maintenance and repair and operating supplies expenditures increased by $1.4 million as we heightened our maintenance processes and performed repair projects to our equipment that we were unable to perform in 2009 due to our moratorium on less-essential expenditures. Our food safety testing and audit costs increased by $0.2 million as our industry experiences heightened regulation in the wake of recent recalls by food processors. We expect these expenses to continue as government regulation continues to expand its scope within the food industry. We experienced an increase in our workers compensation expense from $0.1 million in 2009 to $0.8 million in 2010 due primarily to a frequency of reported injuries during 2010. As a result we have elected to terminate our self-insured program and purchase a fully-insured policy. The policy became effective on February 1, 2011, and we expect this change to minimize the variability in our workers compensation costs.
Selling, general and administrative expenses. Our selling, general and administrative expenses increased to $8.7 million in 2010 compared to $8.5 million in 2009. We strengthened our sales and marketing department with the addition of regional salespersons increasing labor cost by $135,000. We strengthened numerous departments within the company through expansion of our training, education and food quality programs at a cost of $58,000 during 2010. Our travel expenses increased $192,000 in 2010 due to the addition of our regional salespersons and our increased sales efforts requiring attendance at food industry events.
Interest expense. Interest expense decreased from $1.1 million in 2009 to $0.9 million in 2010 due to lower debt balances resulting from payment of principal on long-term indebtedness and a lower average balance on our revolving line of credit.
Gain on insurance settlement and sale of assets. We recorded a gain in connection with an insurance settlement related to damage to the roof of our primary facility in Moore, Oklahoma resulting from a hailstorm. Our insurance proceeds enabled us to replace the entire roof of the facility. The insurance settlement proceeds exceeded the book value of our existing roof resulting in a gain of $383,000. We recognized a gain on the sale of certain transportation equipment of $36,000, which was previously deferred, and a gain of $3,000 related to the sale of company vehicles during the year.
Income tax benefit. We recognized an income tax benefit in 2010 of $53,000 compared to a benefit of $310,000 in 2009, both of which are primarily attributable to operating losses and the creation of net operating loss carry-forwards to be utilized for income tax purposes in future periods. Our income tax benefit in 2010 was reduced due to adjustments to recognize the difference between our income tax return filed in 2010 and our estimates and non-deductible expenses such as meals and entertainment which are only 50 percent deductible for income tax purposes. We have net tax assets of $3.0 million, primarily comprised of net operating loss carry-

forwards as of December 31, 2010, which we believe will be utilized in future periods prior to the beginning of expiration in 2023.
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
Net sales. Net sales increased $4.7 million in 2009 to $96.6 million from $91.9 million in 2008. The increase is attributable to increases in the average selling price per pound of $0.11, due to (a) higher prices for products sold, and (b) sales mix, specifically, increased sales of higher priced products. Our volume as measured in total pounds of food products sold, decreased by 7.7 million pounds primarily as a result of lower sales of bulk products to foodservice distributors, and increased sales of smaller size products sold to retail customers, resulting in net lower pounds of product sold. We expect that, during periods of weak economic conditions throughout our service areas generally, customers tend to lower their purchases at restaurants and increase their purchases at grocery stores. The following table displays our average product pricing information by product category (dollars and pounds in millions, except for price per pound data):

		2009			2008
	Pounds	Sales	Price Per	Pounds	Sales	Price Per
	(in millions)	(in millions)	Pound	(in millions)	(in millions)	Pound
Fresh cut produce	75.6	$68.8	$0.909	82.1	$62.6	$0.762
Prepared salads	25.4	23.2	0.913	26.5	23.4	0.885
Soups and sauces	3.2	3.8	1.162	3.3	4.4	1.319
Total food revenue	104.3	95.7	$0.918	112.0	90.4	$0.808
Other revenue		0.8			1.4
Totals		$96.6			$91.9
Gross profit. Our gross profit increased to $8.7 million or 9.1 percent of sales in 2009 from $5.1 million or 5.5 percent of sales in 2008. Our raw material, packaging and transportation costs decreased in comparison to those costs in 2008 due to stabilization of diesel fuel and commodity food prices. Our labor and labor related costs increased by $2.1 million in 2009 compared to 2008. We believe that our higher labor costs are primarily the result of changes in the workforce in Oklahoma caused by stricter immigration enforcement legislation. Disregarding the effects of future automation, efficiencies recognized as a result of improvements in our systems, and product mix changes, we expect our labor costs to generally be higher on a per-pound-produced basis than we have experienced historically.
Selling, general and administrative expenses. Our selling, general and administrative expenses decreased to $8.5 million in 2009 compared to $9.8 million in 2008 as a result of decreasing our sales and administrative costs by $421,000 primarily by integrating the functions of finance and sales between our facilities. We decreased our consulting, legal and professional expenses by $780,000 and other general expenses by $107,000 in our efforts to reduce costs and focus on improving the results of our operations. We believe that it will be necessary to increase selling, general and administrative expenses in the future in order to increase revenue and expand our operations.
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
Income tax benefit. We recognized an income tax benefit of $310,000 in 2009 compared to a benefit of $2.2 million in 2008, both of which are primarily attributable to operating losses and the creation of net operating loss carry-forwards to be utilized for income tax purposes in future periods.
Liquidity and Capital Resources
The Company experienced small operating losses during the two year period of 2009 and 2010, and encountered adverse conditions in the commodities markets and the capital markets. The operating results and cash flow resulting from the performance during the last two years has been inadequate to cause the company to fully recover from the unsatisfactory results of 2008, which has limited the Company’s access to capital and caused management to focus more highly on liquidity management. Management has taken steps to strengthen the Company’s capital resources and liquidity by, among other things, (a) the addition of $1.7 million in new equity capital during the first quarter of 2010, (b) decelerating previously-planned expansions into new markets, and (c) deferring capital investments in production equipment and planned additions to existing facilities.

Management strives to continuously strengthen the financial performance and resulting liquidity of the Company through detailed evaluations of, among other things, (a) individual customer profitability, (b) product line profitability, (c) efficiency of manufacturing operations, (d) efficiency of transportation and delivery systems, (e) manufacturing overhead expenses and (f) general and administrative expenses. Management believes that continuing to focus on improving efficiencies in its business will ensure its ability to continue as a going concern and allow for the expansion of its operations.

Although we incurred a net loss of $0.4 million in 2010, our earnings before interest expense, income taxes, depreciation expense and amortization expense (“EBITDA”), a non-GAAP measure, improved by $0.8 million to $2.8 million in 2010 compared to EBITDA of $2.0 million in 2009. Further our EBITDA results in 2009 were an improvement of $4.9 million compared to 2008 when the we reported negative $2.9 million in EBITDA. We improved our working capital by $3.0 million in 2010, reduced our long-term debt by $1.1 million and decreased outstanding accounts payable by $1.1 million. As of December 31, 2010, we had total long-term debt of $8.7 million.
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

The Company’s line of credit contains financial covenants for minimum balance of cash and EBITDA, measured on a monthly and quarterly basis, respectively. The Company would be considered to be in technical covenant default, when its EBITDA results are less than amounts agreed upon with the lender. A violation was experienced with the results of the three-month period ended September 30, 2009 and again with the results of the three-month period ended March 31, 2010. Both occasions of violation were related to the minimum EBITDA covenant, and were cured with a waiver, followed by an amendment to the loan agreement to reset the covenant requirements. The terms of the waivers and amendments required a nominal processing fee paid to the bank. The

Company experienced another violation with the results of the three-month period ended September 30, 2010 related to the minimum cash requirement. This violation was cured with a waiver and the Company cured the violation as of October 31, 2010. Non-compliance with these covenants in the future may result in the inability to obtain a waiver and could cause the lender to require the outstanding balance of the line of credit to become due and payable, provided the Company is unable to cure the covenant violation within a reasonable period. On March 23, 2011, the Company and its lender entered into a fifth amendment, extending the maximum borrowing amount from $3.5 million to $4.5 million on a seasonal basis, effective on April 1, 2011, providing additional liquidity support during the peak summer season.

       The Company’s long-term debt includes industrial development revenue bonds issued by Cleveland County Industrial Authority, which contain the following financial covenants:

Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of at least 1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. If the Debt Service coverage ratio reported for each of the previous four quarters is less than 1.50x to 1.00 the Company is required to retain a consultant. The actual debt service coverage ratio as of December 31, 2010 is 1.76x to 1.00.
Current Ratio: The Company is required to maintain a current ratio of at least 1.10x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of December 31, 2010 is 0.76x to 1.00.
Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of December 31, 2010 is 0.90x to 1.00.
Accounts Payable: The Company agrees that not more than 10 percent of the Company’s accounts payable shall be in excess of 75 days past due. The actual percentage as of December 31, 2010 is 2 percent.
Accounts Receivable: The Company agrees that not more than 20 percent of the Company’s accounts receivable will be in excess of 90 days past due. The actual percentage as of December 31, 2010 is less than 1 percent.
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

Reconciliation of EBITDA
The Company presents non-GAAP, EBITDA information because management believes that this information is useful due to its inclusion in the Company's debt covenants. The following table reconciles net loss to EBITDA for the years ended December 31, 2010, 2009 and 2008 (dollars in thousands):

	2010	2009	2008
Net loss	$(362)	$(500)	$(3,363)
Interest expense	865	1,120	833
Depreciation	2,280	1,678	1,598
Amortization	31	31	181
Income taxes	(53)	(310)	(2,177)
EBITDA	$2,761	$2,019	$(2,928)

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
Income taxes. We account for income taxes under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In assessing the realizability of the net deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon either (a) the generation of future taxable income during the periods in which those temporary differences become deductible, or (b) the carryback of losses to recover income taxes previously paid during the carryback period. As of December 31, 2010, the Company has a net operating loss carryforward of $8.0 million representing a tax asset of $3.0 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $1.0 million of which the Company has elected to provide a realizability allowance of $0.9 million resulting in a net carrying amount of $0.1 million. If unused, the credits will commence expiring on December 31, 2021.
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

ITEM 8—FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
VAUGHAN FOODS, INC.
We have audited the consolidated balance sheets of Vaughan Foods, Inc. and subsidiary as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vaughan Foods, Inc. and subsidiary as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
We were not engaged to examine management’s assessment of the effectiveness of Vaughan Foods, Inc.’s internal control over financial reporting as of December 31, 2010, included in the accompanying Management’s Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.
Oklahoma City, Oklahoma
March 30, 2011

/s/ COLE&REED, P.C.
Cole & Reed, P.C.

VAUGHAN FOODS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2010 and 2009

	December 31
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$—	$—
Cash receipts subject to account control agreement	533,541	523,454
Accounts receivable, net of allowance for credit losses of $78,180 at December 31, 2010 and $106,375 at December 31, 2009	6,088,245	5,311,989
Inventories	3,104,976	3,054,819
Prepaid expenses and other assets	246,001	210,516
Deferred tax assets	369,604	264,772
Total current assets	10,342,367	9,365,550
Restricted assets:
Cash	937,336	528,000
Investments	557,566	541,398
Total restricted assets	1,494,902	1,069,398
Property and equipment, net	14,576,322	15,797,007
Other assets:
Loan origination fees, net of amortization	286,767	421,791
Intangible assets	46,241	77,090
Deferred tax assets, noncurrent	2,604,045	2,655,925
Total other assets	2,937,053	3,154,806
Total assets	$29,350,644	$29,386,761

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,980,713	$8,431,570
Disbursements in transit	729,300	1,269,790
Line of credit	2,688,302	2,322,063
Note payable to related party	29,724	875,617
Accrued liabilities	1,945,094	1,392,817
Current portion of long-term debt	1,155,310	1,138,602
Current portion of capital lease obligation	—	94,479
Total current liabilities	13,528,443	15,524,938
Long term liabilities:
Long-term debt, net of current portion	6,694,917	6,943,639
Note payable to related party, net of current portion	811,023	—
Deferred gain on sale of assets	7,747	43,607
Total long-term liabilities	7,513,687	6,987,246
Stockholders’ equity:
Common stock, $0.001 par value; authorized 50,000,000 shares; 9,380,577 shares issued and outstanding at December 31, 2010 and 4,623,077 shares issued and outstanding at December 31, 2009	9,381	4,623
Preferred stock, $0.001 par value; authorized 5,000,000 shares; 0 shares issued and outstanding at December 31, 2010 and 2009	—	—
Paid in Capital	14,525,179	12,734,115
Retained Earnings (deficit)	(6,226,046)	(5,864,161)
Total stockholders’ equity	8,308,514	6,874,577
Total liabilities and stockholders’ equity	$29,350,644	$29,386,761
The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Net sales	$93,839,078	$96,560,573	$91,852,339
Cost of sales	85,133,478	87,819,901	86,778,313
Gross profit	8,705,600	8,740,672	5,074,026
Selling, general and administrative expenses	8,677,235	8,453,881	9,761,213
Operating income (loss)	28,365	286,791	(4,687,187)
Interest expense	(864,733)	(1,119,562)	(833,008)
Gain on insurance settlement	382,615	—	—
Gain (loss) on sale of asset	38,916	22,702	(57,498)
Interest income	—	112	37,055
Other income and expense, net	(443,202)	(1,096,748)	(853,451)
Net loss before income taxes	(414,837)	(809,957)	(5,540,638)
Income tax benefit	(52,952)	(309,730)	(2,177,510)
Net loss	$(361,885)	$(500,227)	$(3,363,128)
Weighted average shares outstanding—basic and diluted	8,676,728	4,623,077	4,623,077
Net loss per share—basic and diluted	$(0.04)	$(0.11)	$(0.73)
The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2010

	Common Stock		Paid in Capital	Member Capital (Deficit)	Retained Earnings (Deficit)	Total Stockholders’ Equity (Deficiency)
	Shares issued	Amount
Balance at January 1, 2008	4,623,077	$4,623	$12,563,803	$80,167	$(2,000,806)	$10,647,787
Exclusion of previously consolidated variable interest entity	—	—	—	(80,167)	—	(80,167)
Stock-based compensation expense	—	—	7,499	—	—	7,499
Net income (loss)	—	—	—	—	(3,363,128)	(3,363,128)
Balance at December 31, 2008	4,623,077	4,623	12,571,302	—	(5,363,934)	7,211,991
Stock-based compensation expense	—	—	88,352	—	—	88,352
Issuance of stock warrants in connection with refinancing revolving line of credit	—	—	74,461	—	—	74,461
Net (loss)	—	—	—	—	(500,227)	(500,227)
Balance at December 31, 2009	4,623,077	$4,623	$12,734,115	$—	$(5,864,161)	$6,874,577
Stock-based compensation expense	—	—	89,934	—	—	89,934
Issuance of common stock and warrants in connection with private placement transaction	4,757,500	4,758	1,701,130	—	—	1,705,888
Net (loss)	—	—	—	—	(361,885)	(361,885)
Balance at December 31, 2010	9,380,577	$9,381	$14,525,179	$—	$(6,226,046)	$8,308,514
The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009, and 2008

	2010	2009	2008
Cash flows from operating activities:
Net (loss)	$(361,885)	$(500,227)	$(3,363,128)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,503,984	1,996,935	1,821,218
Provision for credit losses	(28,195)	(34,495)	(32,691)
(Gain) on insurance settlement	(382,615)	—	—
Loss (gain) on sale of assets	(38,916)	(22,701)	57,498
Stock based compensation expense	89,934	88,352	7,499
Deferred income taxes	(52,952)	(309,730)	(2,177,510)
Changes in operating assets and liabilities, net of amounts in connection with the acquisition of Allison’s Gourmet Kitchens:
Accounts receivable	(748,061)	45,631	689,859
Inventories	(50,157)	321,361	(530,126)
Disbursements in transit	(540,490)	33,526	1,236,264
Prepaid expenses and other assets	(35,485)	(133,636)	42,169
Accounts payable	(1,061,720)	470,588	3,020,014
Accrued liabilities	552,276	(457,888)	(38,641)
Net cash provided by (used in) operating activities	(154,282)	1,497,716	732,425
Cash flows from investing activities:
Purchases of property and equipment	(935,053)	(434,760)	(2,777,230)
Proceeds from insurance settlement	610,950	—	—
Investments in restricted assets	(425,504)	20,604	146,579
Purchases of letters of credit	—	(528,000)	—
Proceeds from sale of assets	19,750	5,000	711,600
Deconsolidation of variable interest entity	—	—	(80,167)
Net cash (used in) investing activities	(729,857)	(937,156)	(1,999,218)
Cash flows from financing activities:
Proceeds from line of credit	366,239	1,322,063	1,000,000
Payments of loan origination fees	(58,333)	(266,940)	(33,649)
Proceeds from equity issue	1,705,888	—	—
Cash receipts subject to account control agreement	(10,087)	(523,454)	—
Proceeds from issuance of long-term debt	21,845	—	—
Repayment of long-term debt and capital leases	(1,106,543)	(1,165,346)	(1,155,532)
Proceeds from notes issued to former owners of Allison’s Gourmet Kitchens, LP	—	80,250	—
Repayments of notes payable to former owners of Allison’s Gourmet Kitchens, LP	(34,870)	(7,133)	(197,500)
Cash paid to former owners of Wild About Food	—	—	(45,000)
Repayments of short-term borrowings	—	—	(1,000,000)
Net cash provided by (used in) financing activities	884,139	(560,560)	(1,431,681)
Net increase (decrease) in cash and cash equivalents	—	—	(2,698,474)
Cash and cash equivalents at beginning of period	—	—	2,698,474
Cash and cash equivalents at end of period	$—	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of capitalized interest	$642,940	$758,834	$904,562
Issuance of warrants to placement agent in connection with private placement transaction	219,661	—	—
Software development costs, financed through note payable	758,205	—	—
Decrease in amounts payable to former owners of Wild About Food due to net loss incurred by Wild	—	—	426,370

The accompanying notes are an integral part of these consolidated financial statements.

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements
December 31, 2010 and 2009
(1) Nature of Operations
Vaughan Foods, Inc. (the “Company”) is an Oklahoma-based specialty food processor serving customers in a multi-state region. The Company and its subsidiaries operate from processing facilities in Moore, Oklahoma and Fort Worth, Texas.
(2) Summary of Significant Accounting Policies
(a) Basis of Reporting
This summary of significant accounting policies is presented to assist in understanding the Company’s consolidated financial statements. The consolidated financial statements and notes are representations of the Company’s management, which is responsible for the integrity and objectivity of the consolidated financial statements. These accounting policies conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the consolidated financial statements.
(b) Cash and Cash Equivalents
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
(c) Disbursements in Transit
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

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2010 and 2009

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
(h) Revenue Recognition
The Company recognizes revenue, net of related sales discounts and allowances, when persuasive evidence of an arrangement exists (such as a customer purchase order), delivery has occurred, the price to the customer has been fixed or is determinable, and collectability is reasonably assured. The Company's customers consist of foodservice distributors and retail sector customers. Generally, the risk of loss of ownership of products in the industry in which the Company operates, transfers from the supplier to the purchaser at the point of delivery at the customer's designated place of business. The Company considers the transfer of risk of loss to the customer as the point in which the Company has earned revenue. Revenues include those amounts related to shipping and handling. Shipping and handling expenses are also included in cost of sales.
Consideration from the Company to a customer in the form of cash payments, reductions applied to customers' accounts receivable balances and direct payment of sales and marketing related expenses are presumed to be a reduction to the selling price of the Company’s products and accordingly, is characterized as a reduction of sales when recognized in the Company’s consolidated statements of operations. As a result, certain sales, marketing and promotional expenses are recorded as a reduction of net sales, at the time in which the sale is recognized.
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

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2010 and 2009

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
As of December 31, 2010, the Company has Class A and Class B warrants outstanding resulting from its initial public offering. The Class A and Class B warrants entitle the holder to buy one common share at $9.75 and $13.00 per share, respectively. The Company may redeem some or all of the warrants at a price of $0.25 per warrant, on 30 days notice to the holders. The Company may redeem the Class B warrants only if its gross revenue, for any period of twelve months preceding a 30 day notice to the holders, is equal to or greater than $100 million. The Class A and Class B warrants are traded on the OTC Bulletin Board under the symbols FOODW and FOODZ, respectively. Both classes of warrants expire on June 27, 2012. The exercise price of both classes of warrants exceeds the Company’s stock price, therefore the Company has not included these warrants as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.
On November 26, 2008, March 12, 2009 and November 11, 2010 the Company granted 605,000, 14,120 and 110,000, respectively, stock options to certain employees, members of the board of directors and certain consultants to the Company, as further described in Note 14, vesting over four years. The exercise price of the options is equal to the Company’s stock price on the date of issuance. The exercise price of the options exceeds the Company's stock price, therefore the Company has not included these options as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.
On March 6, 2009, the Company issued a warrant to purchase 252,454 shares of common stock to its lender in connection with refinancing its revolving line of credit, as further described in Note 7. The exercise price of the options is $0.59 per share, which exceeds the Company's average stock price, therefore the Company has not included these options as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.
On February 24, 2010, the Company issued five year warrants to purchase 1,903,000 shares of common stock to 71 accredited investors in connection with a private placement transaction. The exercise price of the warrants is $0.70 per share, which is greater than the Company's average stock price, therefore the Company has not included these options associated with the warrants in diluted earnings per share because the effects of inclusion would be anti-dilutive.

On February 23, 2010, the Company issued five year warrants to purchase 475,750 shares of common stock to the placement agent in connection with a private placement transaction. The exercise price of the warrants is $0.625 per share, which is greater than the Company's average stock price, therefore the Company has not included these options associated with the warrants in diluted earnings per share because the effects of inclusion would be anti-dilutive.

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
(m) Fair Value of Financial Instruments
The carrying value of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2010 and 2009

are measured at cost which approximates fair value because of the short-term nature of these instruments. The carrying amount of the Company’s borrowings under the line of credit and long-term debt approximates fair value because the interest rate on the instruments fluctuate with market interest rates or represents borrowing rates available with similar terms.
(n) Investments
The Company’s investments primarily consist of money market mutual funds. These investments are classified as available for sale and are reported at fair value, which was determined using quoted market prices in active markets for identical assets. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders’ equity until realized. There were no unrealized gains or losses for the years ending December 31, 2010, 2009 and 2008. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.
(o) Stock-Based Compensation Expense
The Company measures stock-based compensation costs at the grant date based on the fair value of the award and recognizes expense ratably over the service period, net of estimated forfeitures. The Company uses the Black-Scholes option-pricing model to determine the fair-value of stock option awards. The Company awards stock options to employees, executive officers, directors and certain consultants.
(p) Recently Issued Accounting Pronouncements
In July 2010, the FASB issued Accounting Standards Codification ASU 2010-20, "Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses," which amends ASC Topic 310, "Receivables," which will require additional or enhanced disclosures in annual and interim financial statements to assist the users of such financial statements in assessing an entity's credit risk exposures and evaluating the adequacy of its allowance for credit losses. The provisions of ASU 2010-20 apply to all entities with financing receivables, excluding short-term accounts receivable or receivables measured at fair value or lower of cost or fair value. The content of ASU 2010-20 relating to disclosures as of the end of a reporting period is effective for the first interim or annual reporting period ending on or after December 15, 2010, while the content relating to disclosures about activity that occurs during a reporting period is effective for the first interim or annual reporting period beginning on or after December 15, 2010. The Company has reviewed ASU and has incorporated additional disclosures in our annual financial statements for the year ending December 31, 2010.

(3) Operating Results and Liquidity
The Company experienced small operating losses during the two year period of 2009 and 2010, and encountered adverse conditions in the commodities markets and the capital markets. The operating results and cash flow resulting from the performance during the last two years has been inadequate to cause the company to fully recover from the unsatisfactory results of 2008, which has limited the Company’s access to capital and caused management to focus more highly on liquidity management. Management has taken steps to strengthen the Company’s capital resources and liquidity by, among other things, (a) the addition of $1.7 million in new equity capital during the first quarter of 2010, (b) decelerating previously-planned expansions into new markets, and (c) deferring capital investments in production equipment and planned additions to existing facilities.

Management strives to continuously strengthen the financial performance and resulting liquidity of the Company through detailed evaluations of, among other things, (a) individual customer profitability, (b) product line profitability, (c) efficiency of manufacturing operations, (d) efficiency of transportation and delivery systems, (e) manufacturing overhead expenses and (f) general and administrative expenses. Management believes that continuing to focus on improving efficiencies in its business will ensure its ability to continue as a going concern and to expand its operations.

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2010 and 2009

The Company increased its working capital in 2010 by $3.0 million, raised $1.7 million in net proceeds from new equity, decreased its outstanding accounts payable by $1.1 million and reduced its long-term debt by $1.1 million.

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

(4) Inventories
A summary of inventories follows:

	December 31, 2010	December 31, 2009
Raw materials and supplies	$2,580,791	$2,828,026
Finished goods	524,185	226,793
Total inventory	$3,104,976	$3,054,819

(5) Restricted Assets
The Company is required to hold cash in reserve in separate trust accounts applicable to its $5.0 million Cleveland County Industrial Authority Industrial Development Revenue Bonds, issued December 2004. The project construction account represents proceeds of the bond offering to be drawn for approved capital expenditures. The debt reserve account represents funds to be used for debt service in the event of default. The interest and principal accounts represent deposits to be used for debt service. Insurance proceeds on deposit represent amounts held in escrow with the Company's primary lien holder awaiting disbursement for replacement of the primary manufacturing facility roof. Deposits related to letters of credit are amounts placed in deposit with a lending institution for purposes of securing letters of credit. These assets are as follows:

	December 31, 2010	December 31, 2009
Debt reserve account	$500,000	$483,834
Interest fund account	22,147	24,231
Principal fund account	35,419	33,333
Insurance proceeds on deposit	409,336	—
Deposits related to letters of credit	528,000	528,000
Total restricted assets	$1,494,902	$1,069,398

(6) Property and Equipment

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2010 and 2009

Property and equipment, at cost, consists of the following:

	December 31, 2010	December 31, 2009
Land	$238,162	$238,162
Plant and improvements	11,266,946	11,699,376
Machinery and equipment	9,589,084	9,279,686
Transportation equipment	461,595	485,159
Office equipment	2,058,635	159,638
Software development	459,261	1,769,898
Construction in progress	396,659	26,641
	24,470,342	23,658,560
Less accumulated depreciation	(9,894,020)	(7,861,553)
Property and equipment, net	$14,576,322	$15,797,007
During the years ended December 31, 2010, 2009 and 2008, depreciation expense, including depreciation on assets classified as capital leases, was $2,279,278, $1,678,404 and $1,598,108, respectively.
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

(7) Line of Credit
On March 18, 2009, the Company closed on an asset-based line of credit of up to $3.0 million, secured by accounts receivable and inventories (the “revolving line of credit”). The revolving line of credit bears interest, floating at the Wall Street Journal Prime Rate plus 4.5 percent, and is subject to certain financial covenants, including minimum cash position and EBITDA, measured on a monthly and quarterly basis, respectively, which the Company was in compliance with as of December 31, 2010. The Company would be considered to be in technical covenant default when its EBITDA results are less than the amounts agreed upon with the lender. A violation was experienced with the results of the three-month period ended September 30, 2009 and again with the results of the three-month period ended March 31, 2010. Both occasions of violation were related to the minimum EBITDA covenant, and were cured with a waiver, followed by an amendment to the loan agreement to reset the covenant requirements. The terms of the waivers and amendments required a nominal processing fee paid to the bank. The Company experienced another violation with the results of the three-month period ended September 30, 2010 related to the minimum cash requirement. This violation was cured with a waiver and the Company curred the violation as of October 31, 2010. Non-compliance with these covenants in the future may result in the inability to obtain a waiver and could cause the lender to require the outstanding balance of the line of credit to become due and payable, provided the Company is unable to cure the covenant violation within a reasonable period.
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
In connection with the revolving line of credit, the Company issued 252,454 warrants to purchase common stock of the Company. The exercise price of the warrants are equal to the weighted average price for the 30 trading days ending on the trading day immediately before delivery. The Company values the warrants using the Black-

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2010 and 2009

Scholes option-pricing model and amortized to expense over the life of the loan. The warrants were fully amortized to expense on May 1, 2010 at the maturity date of the initial loan. Cash receipts from customers are deposited into a bank account that is subject to an account control agreement, wherein the funds are held for collection—generally one-to-two days—before being applied to balances outstanding under the new revolving line of credit. Once the funds are applied to balances outstanding, additional borrowing capacity is created, and funds can be immediately re-borrowed, subject to the other terms of the revolving line of credit agreement. There were short-term borrowings under the revolving line of credit of $2.7 million at December 31, 2010 and $2.3 million at December 31, 2009. The average and maximum short-term borrowings under the line of credit during 2010 was $2.4 million and $2.7 million, respectively. The maximum amount available for borrowing under the line of credit on December 31, 2010 was $3.5 million, subject to borrowing capacity limitations. On March 23, 2011, the Company and its lender entered into a fifth amendment, extending the maximum borrowing amount from $3.5 million to $4.5 million on a seasonal basis, effective on April 1, 2011.

(8) Long-Term Debt
Long-term debt consists of the following:

	December 31, 2010	December 31, 2009
6.75–7.10% Cleveland County Industrial Revenue Bonds secured by real property final payment due December 1, 2024	$3,245,000	$3,645,000
5.75–9.00% Real estate loans secured by real property final payments due September 22, 2015 and August 1, 2028	3,157,455	3,273,919
10.0% Unsecured note payable due to officer, final payment due July 25, 2013	840,747	—
5.50% Unsecured note payable, final payment due November 26, 2015	758,205	—
8.75% Equipment loan secured by manufacturing equipment final payment due March 3, 2011	535,470	978,478
Various equipment and real estate loans with interest rates from 5.25–9.56% and due dates from 2011–2021	154,097	186,844
Total long-term debt	8,690,974	8,082,241
Less current portion	1,185,034	1,138,602
Net long-term debt	$7,505,940	$6,943,639
The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows:
Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of at least 1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. If the Debt Service coverage ratio reported for each of the previous four quarters is less than 1.50x to 1.00 the Company is required to retain a consultant. The actual debt service coverage ratio as of December 31, 2010 is 1.76x to 1.00.
Current Ratio: The Company is required to maintain a current ratio of at least 1.10x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of December 31, 2010 is 0.76x to 1.00.
Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of December 31, 2010 is 0.90x to 1.00.
Accounts Payable: The Company agrees that not more than 10 percent of the Company’s accounts payable shall be in excess of 75 days past due. The actual percentage as of December 31, 2010 is 2 percent.

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2010 and 2009

Accounts Receivable: The Company agrees that not more than 20 percent of the Company’s accounts receivable will be in excess of 90 days past due. The actual percentage as of December 31, 2010 is less than 1 percent.

Annual Debt Service Requirements
The annual principal payment requirements to maturity, for long-term debt at December 31, 2010 are as follows:

Year Ending December 31,	Long-Term Debt
2011	$1,185,034
2012	821,637
2013	1,616,241
2014	850,235
2015	498,968
Thereafter	3,718,859
Principal outstanding at December 31, 2010	$8,690,974
Total interest costs for the years ended December 31, 2010, 2009 and 2008 was $864,733, $1,119,562 and $833,008, respectively.

(9) Accrued Liabilities
A summary of accrued liabilities follows:

	December 31, 2010	December 31, 2009
Rebates and commissions	$749,263	$906,481
Interest expense	29,067	32,884
Compensation	316,681	230,790
Workers’ compensation	373,830	76,593
Promotions and incentives	373,218	121,645
Property taxes	103,035	24,424
Total accrued liabilities	$1,945,094	$1,392,817

(10) Intangible Assets
The Company holds an intangible asset, a customer list acquired by the Company in the amount of $154,210. The Company began amortizing the asset to expense over a period of five years beginning July 1, 2007, resulting in amortization expense of $30,848, $30,848 and $30,848, respectively in the years ended December 31, 2010, 2009 and 2008. Accumulated amortization expense as of December 31, 2010 was $107,969 resulting in a net carrying amount of $46,241.

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2010 and 2009

(11) Income Taxes
Income tax expense (benefit) for the years ended December 31, 2010, 2009 and 2008, consist of the following:

	2010	2009	2008
Current:
Federal	$—	$—	$—
State	—	—	—
	—	—	—
Deferred:
Federal	(47,376)	(281,025)	(1,948,218)
State	(5,576)	(28,705)	(229,292)
	(52,952)	(309,730)	(2,177,510)
Total income tax expense (benefit)	$(52,952)	$(309,730)	$(2,177,510)
Deferred tax assets (liabilities) are as follows:

	December 31, 2010	December 31, 2009
Net operating loss carryforward	$3,062,128	$3,306,341
Depreciation	(517,197)	(691,761)
Deferred gain on sale of assets	2,944	16,571
Inventory capitalization	129,312	95,319
Reserve for worker compensation expense	142,055	29,105
Allowance for credit losses	29,708	40,423
Work opportunity credit carryforward	37,132	37,132
Oklahoma job and investment credits	1,000,188	877,310
Allowance for state job and investment credits	(912,621)	(789,743)
Net deferred tax asset	2,973,649	2,920,697
Current portion	369,604	264,772
Non-current portion	2,604,045	2,655,925
	$2,973,649	$2,920,697
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
The Company is not currently subject to any specific audit by any federal, state or local taxing authority. The Company is no longer subject to income tax examinations by tax authorities before 2006. There are no tax positions previously taken which could give rise to uncertainty, and therefore there are no calculations or classifications of interest, penalties or effects on income tax rates related to such uncertainties.
As of December 31, 2010, the Company has a net operating loss carryforward of $8.0 million representing a net tax asset of $3.0 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $1.0 million of which the Company has elected to provide a realizability allowance of $0.9 million resulting in a net carrying amount of $0.1 million. If unused, the credits will commence expiring on

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2010 and 2009

December 31, 2021.
Actual income tax expenses differ from “expected” income tax, computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, as follows:

	2010	2009	2008
Computed “expected” income taxes	$(141,045)	$(275,385)	$(1,883,817)
State income taxes, net of federal income tax	(16,428)	(16,365)	(344,698)
Permanent difference due to amortization of equity transactions	6,370	19,152	—
Non-deductible expenses	22,600	—	—
Adjustments to prior year estimate	61,455	—	—
Work opportunity credits	—	(37,132)	—
Other	14,096	—	51,005
	$(52,952)	$(309,730)	$(2,177,510)

(12) Operating Leases
The Company has non-cancelable long-term operating leases for certain distribution equipment with various expiration dates, leases for refrigerated warehouse and office space and leases for office equipment. The distribution equipment leases require the Company to pay a base rate plus specific mileage amounts. Minimum rent expense and contingent rent expense on operating leases for the years ended December 31, 2010, 2009 and 2008 are as follows:

	2010	2009	2008
Minimum Lease Expense	$779,826	$610,341	$600,870
Contingent Lease Expense	1,058,960	833,402	871,157
Total Lease Expense	$1,838,786	$1,443,744	$1,472,027

Future minimum annual lease payments for these long-term leases for the next five years ending December 31,

2011	$873,413
2012	797,393
2013	576,951
2014	517,038
2015	387,779
$3,152,574

(13) Employee Benefit Plans
In 2002, the Company adopted a Flexible 401(k) plan covering all full-time employees with a minimum of one year of service. The plan contained a provision for the Company to contribute an amount equal to 25 percent of the employee’s elective deferral rate, up to a maximum of 4 percent of the employee’s compensation. The Company’s contributions to the plan during the year ended December 31, 2008 was $6,568. The Company terminated the 401(k) plan effective December 31, 2008.

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2010 and 2009

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
On November 26, 2008, 605,000 incentive stock options were issued. The grant date was November 26, 2008, and the exercise prices are equal to the closing market price on November 25, 2008 ($0.69). The options shall have a 10-year term and shall vest at 25 percent per year, commencing on the first anniversary of the grant date. Options issued to owners of 10 percent or more of the total shares of the Company, have exercise prices of 110 percent of the closing market price on November 25, 2008 ($0.76) and the options (i) have a term of five (5) years and (ii) vest at the rate of 25 percent per year.
On March 12, 2009, 14,120 incentive stock options were issued under the same terms as the incentive stock options issued to owners of less than 10 percent of the total shares of the Company on November 26, 2008.
On November 11, 2010, 110,000 incentive stock options were issued under the same terms as the incentive stock options issued to owners of less than 10 percent of the total shares of the Company on November 26, 2008, with an exercise price of $0.49, the average of the open, high and closing prices of the shares on that date.
In all cases, the options shall immediately vest upon a Change in Control of the Company, as defined in the Plan. All options granted to employees are intended to qualify as Incentive Stock Options, as defined by Section 422 of the Internal Revenue Code of 1986, as amended, and the stock options granted to non-employee directors and consultants to the Company or a Subsidiary will be Non-qualified Stock Options as provided for in the Plan. The Company uses the Black-Scholes method of valuing the options and charges amounts to earnings using the straight-line method over the vesting period. The Company charged $89,934, $88,352 and $7,500 against earnings during the years ended December 31, 2010, 2009 and 2008, respectively, leaving a total of $208,334 as of December 31, 2010 in unrecognized stock option expense. It is expected to be recognized over a weighted average period of 2.6 years. The assumptions used to value the options and the options granted to the owners of 10% or more of the total shares of the Company are as follows:

	2010	2009	2008
Expected volatility	64%	83%	118%
Expected term (months)	51	75	75
Expected dividend yield	—	—	—
Risk free rate	1.2%	1.0%	2.4%
Options issued in 2008 to owners of 10% or more of the Company’s shares had similar assumptions as listed in the 2008 assumptions in the table above with the exception of the expected term. The expected term used for these options was 45 months.

VAUGHAN FOODS, INC.
Notes to Audited Consolidated Financial Statements—Continued
December 31, 2010 and 2009

The weighted-average grant-date fair value of options granted during the years 2010, 2009 and 2008 was $0.37, $0.62 and $0.58, respectively. A summary of option activity under the Plan as of December 31, 2010 and changes during the period then ended is as follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2010	601,620	$0.70
Granted	110,000	0.49
Exercised	—	—
Forfeited or expired	(47,500)	0.69
Outstanding at December 31, 2010	664,120	$0.67	7.4	$—
Exercisable at December 31, 2010	273,530	$0.70	6.9	$—
The total fair value of shares vested during 2010, 2009 and 2008 was $80,347, $87,725 and $0, respectively. A summary of non-vested shares as of December 31, 2010 and changes during the period then ended is as follows:

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2010	454,745	$0.58
Granted	110,000	0.37
Vested	(138,530)	0.58
Forfeited or expired	(35,625)	0.60
Nonvested at December 31, 2010	390,590	$0.52

(15) Major Customers
The Company derives 15 percent of its sales from one customer. No other customer represents more than 10 percent of the Company's revenues for the year ended December 31, 2010.

(16) Commitments and Contingencies
The Company and its subsidiary are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at December 31, 2010, which would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

(17) Private Placement Transaction
On February 24, 2010, the Company closed a private placement financing transaction, selling 951,500 Units at $2.00 per Unit, each Unit consisting of five shares of restricted Common Stock and two 5-year restricted warrants to purchase one share of Common Stock at $0.70 per share to 71 accredited investors. The total aggregate consideration of the transaction is $1,903,000, with net proceeds of $1,707,600 after underwriting discount and other fees. The Company issued 475,750 five-year warrants to purchase common stock to the placement agent with a strike price of $0.625. The fair value of these warrants is determined using the Black-Scholes option-pricing model with assumptions of 162.1 percent volatility, an expected term of 30 months, expected dividend yield of 0.0 percent and a risk free rate of 1.42 percent resulting in a fair value of $219,661. Although this additional equity strengthened the Company's capital and liquidity position, economic conditions continue to be very challenging for most industries and many companies.

(18) Insurance Proceeds from Weather Related Damage

On May 10, 2010, the Company's primary manufacturing facility sustained damage to the roof as a result of hailstorm. The Company received a settlement proposal and a check for $0.6 million from its insurance carrier on or about June 30, 2010. After determining that the $0.6 million was appropriate amount to restore the property, the Company proceeded to negotiate the check. The property is subject to certain liens, including those of bondholders therefore, it was necessary to obtain the consent of its Significant Bondholders (as defined) in order to utilize the insurance proceeds for repair purposes. The Company received the required bondholder consent, has deposited the check with its primary lien holder and commenced repairs to the facility.
The Company recognized a gain on the insurance settlement and disposal of the its existing roof asset in the amount of $0.4 million. Construction of the new roof was completed subsequent to December 31, 2010, resulting in capitalization of a new roof asset in the first quarter of 2011.

(19) Note Payable to Former Owners of Allisons Gourmet Kitchens, LP

The Company has a note payable to Herbert B. Grimes, its current chief executive officer in the amount of $840,747 due on July 5, 2013 with interest rate of 10 percent per annum. The Company is making weekly payments to Mr. Grimes in the amount of $1,500 and has scheduled one-time payment of $35,000 on April 8, 2011. Mr. Grimes has agreed that repayment of the note is subject to the Company's ability to pay as measured by its liquidity position, projected cash flows and EBITDA.

(20) Interim Financial Results (Unaudited)

	First	Second	Third	Fourth
	(dollars in thousands, except share data)
Fiscal year 2010:
Net sales	$21,696	$26,226	$23,287	$22,630
Gross profit	2,762	2,749	1,774	1,420
Net income (loss)	117	260	(365)	(374)
Net income (loss) per share—basic and diluted	$0.02	$0.03	$(0.04)	$(0.04)
Fiscal year 2009:
Net sales	$22,319	$27,466	$24,107	$22,668
Gross profit	1,951	2,640	1,984	2,166
Net income (loss)	(266)	18	(218)	(34)
Net income (loss) per share—basic and diluted	$(0.06)	$—	$(0.05)	$(0.01)
Earnings per share were computed independently for each of the periods presented; therefore, the sum of the earnings per share amounts for the quarters may not equal the total for the year.

(21) Subsequent Events
On March 23, 2011, the Company entered into a Fifth Amendment ("Amendment") under its loan and security agreement with Peninsula Bank Business Funding, a division of The Bank of the Peninsula ("Peninsula Bank"). Under the Amendment, the Company and Peninsula Bank agreed to increase the maximum amount available under the revolving line of credit on a seasonal basis from $3.5 million to $4.5 million effective April 1, 2011.

ITEM 9—CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A—CONTROLS AND PROCEDURES
(a) Evaluation of disclosure controls and procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.
Based on our assessment using the criteria set forth by COSO in Internal Control—Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of the effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
(c) Changes in internal control over financial reporting
There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B—OTHER INFORMATION
None.

PART III
ITEM 10—DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers and Directors
Directors are elected at our Annual Meeting and serve for one year terms until successors are elected and qualified or until their earlier resignation or removal. Executive officers are appointed by and serve at the pleasure of the Board of Directors. There are no family relationships between any of the executive officers and directors listed below. Information regarding our executive officers and directors including all public company directorships held by our directors during the past five years and any involvement in certain legal proceedings in the past ten years as of March 25, 2011 is set forth below.

Name	Age	Positions
Herbert B. Grimes	64	Chairman of the Board of Directors and Chief Executive Officer
Mark E. Vaughan	45	Chief Operating Officer and Director
Gene P. Jones	59	Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer
Robert S. Dillon	55	Independent Director
Richard A. Kassar	64	Independent Director
Laura J. Pensiero	43	Independent Director
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
The specific experience, qualifications, attributes or skills that led the Board to conclude that Mr. Grimes should serve as a Director were his extensive leadership and operations experience in the retail and foodservice industries.

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
The specific experience, qualifications, attributes or skills that led the Board to conclude that Mr. Vaughan should serve as a Director were his extensive leadership and operations experience in the retail and foodservice industries.

Gene P. Jones. Mr. Jones has served as our Secretary, Treasurer and Chief Financial Officer since August 2007. In addition to this appointment, Mr. Jones retains a position he has held since April 2006 as a Senior Partner of Tatum, LLC (“Tatum”), an organization providing executive financial and information technology services to businesses. Mr. Jones served the Company in his capacity as a Tatum partner, beginning in May 2007, and was elected to his current position in August 2007. Before his affiliation with Tatum, from November 2003 to March 2006, Mr. Jones was Co-Founder, Secretary, Treasurer and Chief Financial Officer of Encore Discovery Solutions, Inc., a provider of litigation technology support services. From February 2003 to November 2003, Mr. Jones was involved in raising capital for the inception of

Encore Discovery Solutions, Inc. From February 2002 to May 2003, he served as an independent consultant in the restaurant, retailing, construction and information technology service areas. During that time, he was also Chief Financial Officer and Treasurer of Vital Link Business Systems, Inc., a technology company serving the restaurant industry from October 2002 to May 2003. Mr. Jones has served in senior financial capacities with a number of public and private firms throughout his career. He began his career with the international accounting firm of KPMG, achieving the position of senior audit manager. His public accounting career spanned ten years.
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
The specific experience, qualifications, attributes or skills that led the Board to conclude that Mr. Dillon should serve as a Director were his advanced accounting education and experience as a certified public accountant.

Richard A. Kassar. Richard Kassar has served as Director since June 27, 2007. He is President of Fresh Pet Company, a manufacturer of fresh refrigerated pet food, which he helped launch as a start-up in October 2006. From July 2006 to October 2006 he raised venture capital for Fresh Pet Company. Before that, from 2002 until 2006 Mr. Kassar was Senior Vice President and Chief Financial Officer of Meow Mix. When Meow Mix was sold to Del Monte Corporation in May 2006, Mr. Kassar remained in his position there until July 2006. From 2001 until 2002 he was a consultant to venture capital businesses with respect to acquisitions of consumer brands and service organizations. From 1999 to 2001 he was Co-President and Chief Financial Officer of Global Household Brands, a manufacturer of consumer household cleaning products. He was Senior Vice President, Chief Operating Officer and Corporate Comptroller of Chock Full O'Nuts Corporation from 1986 to 1999. Mr. Kassar is a director and audit committee and compensation committee member of World Fuel, a New York Stock Exchange listed public company whose principal business is supplying fuel to the marine, land, and aviation industry, and a director and chair of the audit committee and member of the compensation committee of Velocity Express, a public company whose principal business is providing same-day transportation services until the Company was sold in March 2010. He is a graduate of Baruch College and is an inactive Certified Public Accountant.
The specific experience, qualifications, attributes or skills that led the Board to conclude that Mr. Kassar should serve as a Director were his advanced accounting education, experience as a certified public accountant and experience as a director and audit committee chair of publicly traded companies.

Laura J. Pensiero. Laura Pensiero has served as Director since June 27, 2007. She has been the owner and manager of Gigi Trattoria, Rhinebeck, New York since 2001. In 2006 she founded and opened Gigi Market in Red Hook, New York, a year-round farmers’ market & café, gourmet store and catering site. Since 2005 she has also been a chef consultant and member of Just Salad LLC, a chain of New York City salad bars and restaurants. She has served as the nutrition consultant to the Strang Cancer Prevention Center, New York, New York since 2005, and was the culinary coordinator for the Memorial Sloan-Kettering Prevention and Wellness Program, New York, New York, from 1999–2005. She continues to work with Strang’s nationwide Healthy Children, Healthy Future’s initiative. Laura is a graduate of the French Culinary Institute (and recipient of its Outstanding Alumni award in 2010) and a registered dietitian. She co-authored The Strang Cancer Prevention Center Cookbook (McGraw-Hill 2004; Dutton 1998) and author of ‘Hudson Valley Mediterranean: The Gigi Good Food Cookbook (HarperCollins 2009), which is in reprint and continues to sell throughout the Hudson Valley.  Hudson Valley Mediterranean was voted among the top 25 Cookbooks of the Year by Food & Wine in the 2010 edition FOOD & WINE Best of the Best Volume 13, and given Honorable Mention 2009 – Best Food Books by Publisher’s Weekly.  Oprah Winfrey chose Chef Laura’s Hudson Valley Club Sandwich as one of her ‘top ten favorite recipes of the decade’ in the anniversary issue O, Oprah Magazine (August 2010).  Laura Pensiero was also named among the top ‘Five Most Amazingly Giving and Gifted Food Professionals’ for her notable work as nutrition and culinary educator in the 5th Anniversary Issue of O, Oprah Magazine (May 2005).
From 1998 to 2004 she was a consultant to the Culinary Institute of America, Hyde Park, New York. Since 1992 she has also been the founder and operator of Chef4Life, a nutrition and culinary consulting service promoting healthy eating.

The specific experience, qualifications, attributes or skills that led the Board to conclude that Ms. Pensiero should serve as a Director were her advanced culinary education, her recognition in the culinary industry as a consultant and her experience in the restaurant business.

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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge, based solely on review of the copies of such forms furnished to us or amendments thereto, or written representations that no other forms were required, we believe that all other Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent (10%) stockholders were complied with during 2010. With respect to any of our former directors, officers, and ten percent (10%) stockholders, we do not have any knowledge of any known failures to comply with the filing requirements of Section 16(a).
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

ITEM 11—EXECUTIVE COMPENSATION
The following Summary Compensation Table sets forth all compensation earned, in all capacities, during the fiscal years ended December 31, 2010 and 2009 by (i) all individuals serving as our principal executive officer or acting in a similar capacity during the last completed fiscal year, regardless of compensation level, and (ii) our next two most highly compensated executive officers, other than the principal executive officer, who were serving as executive officers at the end of the last completed fiscal year, whose total compensation, as required to be disclosed pursuant to Item 402(n)(2) of Regulation S-K, exceeded $100,000 (the individuals falling within categories (i) and (ii) are collectively referred to as the “Named Executive Officers”).
Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation
Herbert B. Grimes	2010	$332,452	$—	$—	$—	$—
Chairman of the Board of Directors and Chief Executive Officer	2009	$331,979	—	—	—	—
Mark E. Vaughan	2010	$272,600	—	—	—	—
Chief Operating Officer and Director	2009	$272,231	—	—	—	—
Gene P. Jones	2010	$275,685	—	—	—	21,500
Chief Financial Officer, Secretary, Treasurer and Principal Accounting Officer	2009	$275,688	$—	$—	$—	$23,726
Option awards are amounts granted under the Equity Incentive Plan and are represented at the fair market value of the awards at grant-date in accordance with FASB ASC Topic 718.
Mr. Jones is a partner with Tatum, LLC (“Tatum”), an executive services firm. Pursuant to an agreement with Tatum, Vaughan will pay to Tatum a resource fee of $1,000 per month. The amount listed in All Other Compensation for 2010 and 2009 include $8,000 and $12,000, respectively, of such resource fees paid to Tatum, and amounts related to other out of pocket expenses for Mr. Jones.

The following Outstanding Equity Awards At Fiscal Year End Table sets forth all outstanding equity awards as of December 31, 2010.
Outstanding Equity Awards At Fiscal Year End

Name	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercised	Equity Incentive Plan Awards Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
Herbert B. Grimes	—	—	60,000	$0.76	November 26, 2013
Mark E. Vaughan	—	—	55,000	$0.76	November 26, 2013
Gene P. Jones	—	—	80,000	$0.69	November 26, 2018
Robert S. Dillon	—	—	10,000	$0.69	November 26, 2018
Richard A. Kassar	—	—	10,000	$0.69	November 26, 2018
Laura J. Pensiero	—	—	10,000	$0.69	November 26, 2018
Robert S. Dillon	—	—	15,000	$0.49	November 11, 2020
Richard A. Kassar	—	—	15,000	$0.49	November 11, 2020
Laura J. Pensiero	—	—	15,000	$0.49	November 11, 2020
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

The following Director Compensation Table sets forth all compensation earned by directors during the fiscal years ended December 31, 2010 and 2009.
Director Compensation

Name and Principal Position	Year	Fees Earned or Paid in Cash	All Other Compensation	Total
Robert S. Dillon	2010	$8,250	—	$8,250
	2009	$12,750	—	$12,750
Richard A. Kassar	2010	$13,250	—	$13,250
	2009	$17,750	—	$17,750
Laura J. Pensiero	2010	$8,250	—	$8,250
	2009	$12,750	—	$12,750
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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information.
The following table summarizes information as of December 31, 2010 as to (i) compensation plans under which our equity securities are authorized for issuance and (ii) all other securities subject to contracts, options, warrants and rights or authorized for future issuance outside the plans. The shares authorized for future issuance are subject to adjustment for changes in capitalization stock splits, stock dividends and similar events.
Equity Compensation Plan Table

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity Compensation Plans Approved By Security Holders	664,120	$0.67	335,880
Equity Compensation Plans Not Approved By Security Holders	—	$—	—
	664,120	$0.67	335,880
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
Awards Under the Plan
On November 26, 2008, the Compensation Committee of the Board of Directors of Vaughan Foods, Inc. (“Vaughan”) approved the award of incentive stock options, as defined by Section 422 of the Internal Revenue Code, to purchase 537,500 shares of Vaughan’s common stock, par value $0.001 per share (the “Common Stock”), to a total of 29 employees, including an aggregate of 215,000 to Vaughan’s Chief Executive Officer, Chief Operating Officer, Chief Financial Officer and Corporate Controller, pursuant to the Plan. A total of 115,000 shares, which are included in the 537,500 issued incentive stock options, were issued to employees owning 10% or more of Vaughan’s Common Stock. Additionally, 37,500 non-qualified stock options were issued to consultants. On March 12, 2009, 14,120 incentive stock options were issued to Gene P. Jones on substantially the same terms as the incentive stock options issued on November 26, 2008. Gene P. Jones immediately executed an Allocation of Beneficial Interest Agreement to allocate 14,118 incentive stock options to Tatum, LLC, pursuant to an executive services agreement between Vaughan and Tatum for Mr. Jones’ services. On November 11, 2010, 110,000 incentive stock options were issued under similar terms.
The Plan was duly adopted and approved by the stockholders of Vaughan at the Annual Meeting of the stockholders of Vaughan held on August 7, 2008. In the case of employees owning 10% or more of Vaughan’s Common Stock, the options have an exercise price of $0.76 per share, or 110 percent of the fair market value of Vaughan’s Common Stock on the date of grant, and represent in the aggregate options to purchase 115,000 of shares of Vaughan’s Common Stock. For all other employees and consultants, the options issued on November 26, 2008 have an exercise price of $0.69 per share and the options issued on November 11, 2010 have an exercise price of $0.49 per share, the fair market value of the Common Stock on the date of each grant, and represent options to purchase 570,000 shares of Vaughan’s Common Stock.
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
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information known to us with respect to the beneficial ownership of our Common Stock as of March 25, 2011 by (1) each of our directors, (2) each of our Named Executive Officers (as defined above), (3) all of our directors and executive officers as a group, and (4) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of our Common Stock.

Name of Beneficial Owner (1)	Shares of Common Stock Beneficially Owned (2)	Percentage of Ownership (%)
Herbert B. Grimes	1,005,200	10.72
Mark E. Vaughan	1,009,700	10.76
Gene P. Jones	72,060	0.77
Robert S. Dillon	5,000	0.05
Richard A. Kassar	5,000	0.05
Laura J. Pensiero	5,000	0.05
Directors and Officers (6 persons) as a group	2,101,960	22.41
_____________

(1)	The address for Herbert B. Grimes, Mark E. Vaughan and Gene P. Jones is Vaughan Foods, Inc., 216

Northeast 12th Street, Moore, Oklahoma 73160. Other addresses are as follows: Robert S. Dillon, 1800 South Air Depot Boulevard, Suite D, Midwest City, Oklahoma 73110; Richard A. Kassar, 400 Plaza Drive, Secaucus, New Jersey, 07094; Laura J. Pensiero, 6422 Montgomery Street, Rhinebeck, New York 12572; Millenco, L.L.C., 666 Fifth Avenue, New York, New York 10103.

(2)
A person is deemed to be a beneficial owner of securities that can be acquired by such person within 60 days from the filing of this report upon the exercise of options and warrants or conversion of convertible securities. Each beneficial owner’s percentage ownership is determined by assuming that options, warrants and convertible securities that are held by such person (but not held by any other person) and that are exercisable or convertible within 60 days from March 25, 2011. Except as otherwise indicated, and subject to applicable community property and similar laws, each of the persons named has sole voting and investment power with respect to the shares shown as beneficially owned. On March 25, 2011, 9,380,577 shares of our Common Stock were outstanding.

ITEM 13—CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons
The Company has a note payable to Herbert B. Grimes, its current chief executive officer in the amount of $840,747 due on July 5, 2013 with interest rate of 10 percent per annum. The Company is making weekly payments to Mr. Grimes in the amount of $1,500 and has scheduled one-time payments of $35,000 on April 8, 2011. Mr. Grimes has agreed that repayment of the note is subject to the Company's ability to pay as measured by its liquidity position, projected cash flows and EBITDA.

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
In determining director independence, our Board applies the independence standards set by Nasdaq. In its application of such standards the Board takes into consideration all transactions with Independent Directors and the impact of such transactions, if any, on any of the Independent Directors’ ability to continue to serve on our Board. To that end, for the fiscal year ended 2010, our Board considered the fees paid to the Independent Directors disclosed above in “Item 10—Executive Compensation—Director Compensation” and determined that those transactions were within the limits of the independence standards set by Nasdaq and did not impact their ability to continue to serve as Independent Directors.

ITEM 14—PRINCIPAL ACCOUNTANT FEES AND SERVICES
With respect to the years ended December 31, 2010 and 2009 the aggregate fees billed by Cole & Reed, P.C. are as follows:

	2010		2009
Audit Fees	$187,350	98%	$178,700	96%
Audit Related Fees	3,150	2%	7,500	4%
Tax Fees	—	—	—	—
All Other Fees	—	—	—	—
_____________

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
The Audit Committee determined that the non-audit services provided by Cole & Reed, P.C. during the year ended December 31, 2010 and 2009 were compatible with maintaining the independence of Cole & Reed, P.C.

PART IV

ITEM 15—EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)  1. Financial Statements
List of Documents Filed as a Part of this Annual Report on Form 10-K:
The following Consolidated Financial Statements of the Company and the report of our independent registered public accounting firm are filed as part of this Annual Report on Form 10-K.
Consolidated Balance Sheets at December 31, 2010 and 2009; and the related Consolidated Statements of Operations, Consolidated Statements of Stockholders’ Equity and Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008; Notes to Consolidated Financial Statements; and Report of Independent Registered Public Accounting Firm.
2. Financial Statement Schedules—See (c) below.
3. Exhibits—See (b) below.
(b)  Exhibits
The exhibits listed below are filed as a part of this Annual Report on Form 10-K.

Exhibit No.	Description
1.1	—Form of Underwriting Agreement[4]
3.1	—Certificate of Incorporation, as amended[1]
3.2	—Bylaws[1]
4.1	—Specimen stock certificate[2]
4.2	—Form of warrant agreement, including form of Class A and Class B warrants[4]
4.3	—Specimen unit certificate[2]
4.4	—Form of representative’s warrant[4]
4.5	—Mortgage and loan agreement dated December 31, 2004[1]
4.6	—Indenture of trust dated December 31, 2004[1]
4.7	—Real estate loan due August 1, 2028[1]
4.8	—Agreement of the registrant to furnish agreements defining rights of holders of long term debt[1]
10.1	—Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon J. Brandt, Jr. Dated June 12, 2006[1]
10.2	—Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas, dated May 19, 2006[1]
10.3	—Vaughan Foods, Inc. 2006 Equity Incentive Plan[9]
10.4	—Form of Securities Purchase and Subscription Agreement dated as of July 17, 2006[1]
10.5	—Form of Registration Rights Agreement dated as of July 17, 2006[1]
10.6	—Promissory Note dated September 25, 2006[1]
10.7	—Form of Lock-Up Agreement[2]
10.8	—Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon Brandt, Jr. dated April 20, 2007[5]
10.9	—Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas dated April 20, 2007[3]
10.10	—Form of amended Promissory Note dated September 25, 2006[3]
10.11	—Amended Promissory Note dated September 25, 2006[5]
10.12	—Promissory Note dated July 3, 2007[5]

10.13	—Promissory Note dated July 3, 2007[5]
10.14†	—Form of Interim Executive Services Agreement dated June 29, 2007[6]
10.15	—Loan Agreement dated as of December 31, 2007[7]
10.16	—Security Agreement dated as of December 31, 2007[7]
10.17	—Form of Employee Incentive Stock Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended[9]
10.18	—Form of Non-Employee Director Non-Qualified Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended[9]
10.19	—Form of Consultant Non-Qualified Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended[9]
10.20	—Revolving Credit Loan Promissory Note dated as of December 31, 2007[7]
10.21†	—Management Agreement, dated April 8, 2009, between Registrant and Herbert B. Grimes[9]
10.22†	—Management Agreement, dated April 8, 2009, between Registrant and Mark E. Vaughan[9]
10.23†	—Management Agreement, dated April 8, 2009, between Registrant and Gene P. Jones[9]
10.24	—Promissory Note by Vaughan Foods, Inc. to Herbert B. Grimes[10]
10.25	—Fourth Amendment to Loan and Security Agreement Dated August 9, 2010[11]
10.26*	—Fifth Amendment to Loan and Security Agreement Dated March 23, 2011
10.27*	—Promissory Note by Vaughan Foods, Inc. to Apollo Biz Solutions
31.1*	—Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	—Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	—Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
_____________________________________________________________________________________________

*	Filed herewith
**	Furnished, not filed, pursuant to Item 601(b) (32) of Regulation S-K.
†	Management contract, compensation plan or arrangement
1	Previously filed as an exhibit to the initial filing of our registration statement on Form S-1 filed on October 6, 2006
2	Previously filed as an exhibit to our registration statement on Form S-1/A filed on January 30, 2007
3	Previously filed as an exhibit to our registration statement on Form S-1/A filed on April 26, 2007
4	Previously filed as an exhibit to our registration statement on Form S-1/A filed on May 10, 2007
5	Previously filed as an exhibit to our quarterly report on Form 10-Q filed on August 12, 2007
6	Previously filed as an exhibit to our current report on Form 8-K filed on August 15, 2007
7	Previously filed as an exhibit to our current report on Form 8-K filed on January 4, 2008
8	Previously filed as an exhibit to our current report on Form 8-K filed on December 3, 2008
9	Previously filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009
10	Previously filed as an exhibit to our quarterly report on Form 10-Q filed on August 16, 2010
11	Previously filed as an exhibit to our quarterly report on Form 10-Q filed on November 15, 2010
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
Date: March 30, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities on the dates indicated.

Signature	Title	Date

Principal Executive Officer: /s/ HERBERT B. GRIMES	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 30, 2011

Prinicipal Finanical Officer and Principal Accounting Officer: /s/ GENE P. JONES	Chief Financial Officer and Principal Accounting Officer	March 30, 2011

/s/ MARK E. VAUGHAN	Chief Operating Officer and Director	March 30, 2011

/s/ ROBERT S. DILLON	Director	March 30, 2011

/s/ RICHARD A. KASSAR	Director	March 30, 2011

/s/ LAURA J. PENSIERO	Director	March 30, 2011

EXHIBIT INDEX

Exhibit No.	Description
1.1	—Form of Underwriting Agreement4
3.1	—Certificate of Incorporation, as amended1
3.2	—Bylaws1
4.1	—Specimen stock certificate2
4.2	—Form of warrant agreement, including form of Class A and Class B warrants4
4.3	—Specimen unit certificate2
4.4	—Form of representative’s warrant4
4.5	—Mortgage and loan agreement dated December 31, 20041
4.6	—Indenture of trust dated December 31, 20041
4.7	—Real estate loan due August 1, 20281
4.8	—Agreement of the registrant to furnish agreements defining rights of holders of long term debt1
10.1	—Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon J. Brandt, Jr. Dated June 12, 20061

10.2	—Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas, dated May 19, 20061
10.3	—Vaughan Foods, Inc. 2006 Equity Incentive Plan9
10.4	—Form of Securities Purchase and Subscription Agreement dated as of July 17, 20061
10.5	—Form of Registration Rights Agreement dated as of July 17, 20061
10.6	—Promissory Note dated September 25, 20061
10.7	—Form of Lock-Up Agreement2
10.8	—Agreement between Vaughan Foods, Inc., Mark E. Vaughan and Vernon Brandt, Jr. dated April 20, 20073
10.9	—Agreement between Vaughan Foods, Inc., Braxton Management, Inc., Herb Grimes and Stan Gustas dated April 20, 20073
10.10	—Form of amended Promissory Note dated September 25, 20063
10.11	—Amended Promissory Note dated September 25, 20065
10.12	—Promissory Note dated July 3, 20075
10.13	—Promissory Note dated July 3, 20075
10.14†	—Form of Interim Executive Services Agreement dated June 29, 20076
10.15	—Loan Agreement dated as of December 31, 20077
10.16	—Security Agreement dated as of December 31, 20077
10.17	—Form of Employee Incentive Stock Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended9
10.18	—Form of Non-Employee Director Non-Qualified Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended9
10.19	—Form of Consultant Non-Qualified Option pursuant to the Vaughan Foods, Inc. 2006 Equity Incentive Plan, as amended9
10.20	—Revolving Credit Loan Promissory Note dated as of December 31, 20077
10.21†	—Management Agreement, dated April 8, 2009, between Registrant and Herbert B. Grimes9
10.22†	—Management Agreement, dated April 8, 2009, between Registrant and Mark E. Vaughan9
10.23†	—Management Agreement, dated April 8, 2009, between Registrant and Gene P. Jones9
10.24	—Promissory Note by Vaughan Foods, Inc. to Herbert B. Grimes[10]
10.25	—Fourth Amendment to Loan and Security Agreement Dated August 9, 2010[11]
10.26*	—Fifth Amendment to Loan and Security Agreement Dated March 23, 2011
10.27*	—Promissory Note by Vaughan Foods, Inc. to Apollo Biz Solutions
31.1*	—Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2*	—Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) or 15d- 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1**	—Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
**	Furnished, not filed, pursuant to Item 601(b) (32) of Regulation S-K.
†	Management contract, compensation plan or arrangement
1.	Previously filed as an exhibit to the initial filing of our registration statement on Form S-1 filed on October 6, 2006
2.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on January 30, 2007
3.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on April 26, 2007
4.	Previously filed as an exhibit to our registration statement on Form S-1/A filed on May 10, 2007
5.	Previously filed as an exhibit to our quarterly report on Form 10-Q filed on August 12, 2007
6.	Previously filed as an exhibit to our current report on Form 8-K filed on August 15, 2007
7.	Previously filed as an exhibit to our current report on Form 8-K filed on January 4, 2008
8.	Previously filed as an exhibit to our current report on Form 10-K filed on April 15, 2009
9.	Previously filed as an exhibit to our annual report on Form 10-K for the year ended December 31, 2008, filed on April 15, 2009
10.	Previously filed as an exhibit to our quarterly report on Form 10-Q filed on August 16, 2010
11.	Previously filed as an exhibit to our quarterly report on Form 10-Q filed on November 15, 2010