Form 10-Q
period 2011-03-31
Vaughan Foods, Inc.
filed 2011-05-16
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Number of shares outstanding of the registrant’s common stock, as of March 15, 2011:

Class	Shares Outstanding

Common Stock, $0.001 par value per share	9,380,577

VAUGHAN FOODS, INC.
Form 10-Q
For the Quarterly Period Ended March 31, 2011

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Vaughan Foods, Inc. and Subsidiary
We have reviewed the accompanying consolidated balance sheet of Vaughan Foods, Inc. and subsidiary (the “Company”) as of March 31, 2011, and the related consolidated statements of operations and cash flows for the three months ended March 31, 2011 and 2010, and the related statement of stockholders’ equity for the three months ended March 31, 2011. These consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of the Company as of December 31, 2010, and the related statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2011, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, and the accompanying statement of stockholders’ equity for the year ended December 31, 2010, are fairly stated, in all material respects, in relation to the financial statements from which they have been derived.

Oklahoma City, Oklahoma
May 16, 2011

/s/ Cole & Reed, P.C.
Cole & Reed, P.C.

Vaughan Foods, Inc.
Consolidated Balance Sheets
March 31, 2011 and December 31, 2010

	March 31, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$220,534	$—
Cash receipts subject to account control agreement	889,467	533,541
Accounts receivable, net of allowance for credit losses of $78,180 at March 31, 2011 and December 31, 2010	7,278,857	6,088,245
Inventories	3,661,849	3,104,976
Prepaid expenses and other assets	621,441	246,001
Deferred tax assets	383,897	369,604
Total current assets	13,056,045	10,342,367
Restricted assets:
Cash	584,592	937,336
Investments	729,255	557,566
Total restricted assets	1,313,847	1,494,902
Property and equipment, net	14,383,050	14,576,322
Other assets:
Loan origination fees, net of amortization	264,790	286,767
Intangible assets	38,529	46,241
Deferred tax assets, noncurrent	2,735,079	2,604,045
Total other assets	3,038,398	2,937,053
Total assets	$31,791,340	$29,350,644
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,857,830	$6,980,713
Disbursements in transit	—	729,300
Line of credit	3,264,764	2,688,302
Note payable to related party	30,355	29,724
Accrued liabilities	2,003,176	1,945,094
Current portion of long-term debt	1,132,680	1,155,310
Total current liabilities	16,288,805	13,528,443
Long term liabilities:
Long-term debt, net of current portion	6,567,670	6,694,917
Note payable to related party, net of current portion	810,392	811,023
Deferred gain on sale of assets	6,768	7,747
Total long-term liabilities	7,384,830	7,513,687
Stockholders’ equity:
Common stock, $0.001 par value; authorized 50,000,000 shares; 9,380,577 shares issued and outstanding at March 31, 2011 and December 31, 2010	9,381	9,381
Preferred stock, $0.001 par value; authorized 5,000,000 shares; 0 shares issued and outstanding at March 31, 2011 and December 31, 2010	—	—
Paid in Capital	14,547,662	14,525,179
Retained Earnings (deficit)	(6,439,338)	(6,226,046)
Total stockholders’ equity	8,117,705	8,308,514
Total liabilities and stockholders’ equity	$31,791,340	$29,350,644

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Net sales	$23,578,993	$21,695,865
Cost of sales	21,401,493	18,933,711
Gross profit	2,177,500	2,762,154
Selling, general and administrative expenses	2,313,684	2,270,428
Operating income (loss)	(136,184)	491,726
Interest expense	(223,414)	(269,182)
Gain (loss) on sale of asset	979	8,965
Other income and expense, net	(222,435)	(260,217)
Net income (loss) before income taxes	(358,619)	231,509
Income tax expense (benefit)	(145,327)	114,918
Net income (loss)	$(213,292)	$116,591
Weighted average shares outstanding Basic and diluted	9,380,577	6,526,077
Net income (loss) per share basic and diluted	$(0.02)	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Consolidated Statements of Stockholders’ Equity
For the Year Ended December 31, 2010 and the Three Months Ended March 31, 2011

	Common Stock
	Shares issued	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance at January 1, 2010	4,623,077	$4,623	$12,734,115	$(5,864,161)	$6,874,577
Stock-based compensation expense	—	—	89,934	—	89,934
Issuance of common stock and warrants in connection with private placement transaction	4,757,500	4,758	1,701,130	—	1,705,888
Net (loss)	—	—	—	(361,885)	(361,885)
Balance at December 31, 2010	9,380,577	$9,381	$14,525,179	$(6,226,046)	$8,308,514
Stock-based compensation expense (unaudited)	—	—	22,483	—	22,483
Net (loss) (unaudited)	—	—	—	(213,292)	(213,292)
Balance at March 31, 2011 (unaudited)	9,380,577	$9,381	$14,547,662	$(6,439,338)	$8,117,705

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010

	Three Months Ended March 31,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(213,292)	$116,591
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	577,113	726,595
Provision for credit losses	—	51,317
(Gain) on sale of assets	(979)	(8,965)
Stock option expense	22,483	22,483
Deferred income taxes	(145,327)	114,918
Changes in operating assets and liabilities:
Accounts receivable	(1,190,612)	(782,803)
Inventories	(556,873)	85,028
Prepaid expenses and other assets	(375,440)	(6,190)
Accounts payable	2,877,117	(1,538,200)
Disbursements in transit	(729,300)	121,811
Accrued liabilities	58,082	551,969
Net cash provided by (used in) operating activities	322,972	(545,446)
Cash flows from investing activities:
Purchases of property and equipment	(354,152)	(515,801)
Distribution of insurance proceeds from restricted assets	352,744	—
Investments in restricted assets	(171,689)	(182,391)
Net cash (used by) investing activities	(173,097)	(698,192)
Cash flows from financing activities:
Proceeds from stock issue	—	1,705,888
Net borrowings (repayments) on line of credit	576,462	(337,602)
Net proceeds from funds subject to account control agreement	(355,926)	—
Cash receipts subject to account control agreement	—	90,335
Repayment of notes payable to related party	—	(3,203)
Repayment of long-term debt and capital leases	(149,877)	(211,780)
Net cash provided by (used in) financing activities	70,659	1,243,638
Net increase (decrease) in cash and cash equivalents	220,534	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$220,534	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of capitalized interest	$229,125	$181,092
Software development costs financed through accrued expenses	96,000	—
Issuance of warrants to placement agent in connection with private placement transaction	—	219,661

The accompanying notes are an integral part of these consolidated financial statements

Vaughan Foods, Inc.
Notes to Unaudited Consolidated Financial Statements
March 31, 2011 and 2010

(1)	Nature of Operations

Vaughan Foods, Inc. (the “Company”) is an Oklahoma-based specialty food processor serving customers in a multi-state region. The Company and its subsidiaries operate from processing facilities in Moore, Oklahoma and Fort Worth, Texas.

(2)	Summary of Significant Accounting Policies

(a)	Basis of Reporting
The accompanying consolidated financial statements and notes thereto have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain disclosures normally prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying consolidated financial statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report filed on Form 10-K with the SEC on March 30, 2011.
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
As of March 31, 2011, the Company has Class A and Class B warrants outstanding resulting from its initial public offering. The Class A and Class B warrants entitle the holder to buy one common share at $9.75 and $13.00, respectively. The Company may redeem some or all of the warrants at a price of $0.25 per warrant, on 30 days notice to the holders. The Company may redeem the Class B warrants only if its gross revenue, for any period of twelve months preceding a 30 day notice to the holders, is equal to or greater than $100 million. The Class A and Class B warrants are traded on the OTC Bulletin Board under the symbols FOODW and FOODZ, respectively. Both classes of warrants expire on June 27, 2012. The exercise price of both classes of warrants exceeds the Company’s stock price, therefore the Company has not included these warrants as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.
On November 26, 2008, March 12, 2009 and November 11, 2010 the Company granted 605,000, 14,120 and 110,000, respectively, stock options to certain employees, members of the board of directors and certain consultants to the Company, vesting over four years. The exercise price of the options is equal to the Company’s stock price on the date of issuance. The exercise price of the options exceeds the Company's stock price, therefore the Company has not included these options as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.
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
The Company’s investments primarily consist of money market mutual funds. These investments are classified as available for sale and are reported at fair value, which was determined using quoted market prices in active markets for identical assets. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders’ equity until realized. There were no unrealized gains or losses for the three month periods ended March 31, 2011 and 2010. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

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

(3)	Operating Results and Liquidity
Our liquidity position remains adequate for the foreseeable future. On March 23, 2011, we executed an amendment under our loan and security agreement with our primary lender, increasing the maximum amount available under our revolving line of credit on a seasonal basis from $3.5 million to $4.5 million, effective April 1, 2011. Since our revenues have held up nicely, and the revolving line of credit borrowing base is driven by the level of our accounts receivable balances, we have been able to take advantage of the increase in availability under this facility. We did experience a violation of the EBITDA covenant in our revolving loan agreement as of the end of the first quarter of 2011 however, the lender has granted a written waiver of this covenant. The minimum and maximum amounts outstanding on our revolving loan agreement were $2.0 million on January 14, 2011, and $3.5 million on February 22, 2011, respectively. Our cash needs vary with the time of the month and the day of the week, as does our borrowing base. Since all of our cash receipts are swept to pay down the revolving loan agreement each business day, we borrow only the amount needed to fund daily operations. Accordingly, the cash balance on our balance sheet will generally be zero. However, as of March 31, 2011, we had drawn funds on our revolving loan agreement, but delayed the settlement of certain accounts payable items for one day, leaving cash of $0.2 million on the balance sheet.
Our capital expenditures have consisted primarily of maintenance expenditures for plant and equipment and capitalization of certain software costs for internal use, in connection with the continued implementation of our enterprise resource planning (“ERP”) systems. We expect that the implementation of our ERP systems will continue to move to additional phases, and will continue for a period of time, before winding down over the next twelve to eighteen months. Maintenance capital expenditures (“Maintenance Capex”), although highly variable, will run about $250,000 to $500,000 per year. We define Maintenance Capex as money that is required to maintain or replace assets. We do not believe that the concept of Maintenance Capex is subject to precise calculation or definition, but is often a matter of judgment. Accordingly, the amount stated herein is an estimate and will necessarily vary by period.

(4)	Inventories
A summary of inventories follows:

	March 31, 2011	December 31, 2010
	(unaudited)
Raw materials and supplies	$2,547,642	$2,440,989
Work-in-process	350,266	245,955
Finished goods	701,450	524,185
Deferred production costs	168,644	—
Total	3,768,002	3,211,129
Allowance for obsolete inventory	(106,153)	(106,153)
Total inventory, net of allowance for obsolete inventory	$3,661,849	$3,104,976

(5)	Restricted Assets
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

	March 31, 2011	December 31, 2010
	(unaudited)
Debt reserve account	$500,000	$500,000
Interest fund account	87,588	22,147
Principal fund account	141,667	35,419
Insurance proceeds on deposit	56,592	409,336
Deposits related to letters of credit	528,000	528,000
Total restricted assets	$1,313,847	$1,494,902

(6)	Property and Equipment
Property and equipment, at cost, consists of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
Land	$238,162	$238,162
Plant and improvements	11,927,608	11,266,946
Machinery and equipment	9,589,084	9,589,084
Transportation equipment	461,595	461,595
Software and office equipment	2,411,592	2,058,635
Software development	96,000	459,261
Construction in progress	76,454	396,659
	24,800,495	24,470,342
Less accumulated depreciation	(10,417,445)	(9,894,020)
Property and equipment, net	$14,383,050	$14,576,322

During the three months ended March 31, 2011 and 2010, depreciation expense was $523,424 and $588,541, respectively.

(7)	Line of Credit

On March 18, 2009, the Company closed on an asset-based line of credit of up to $3.0 million, secured by accounts receivable and inventories (the “revolving line of credit”). The revolving line of credit bears interest, floating at the Wall Street Journal Prime Rate plus 4.5 percent, and is subject to certain financial covenants, including minimum cash position and EBITDA, measured on a monthly and quarterly basis, respectively, which the Company was in compliance with as of December 31, 2010. The Company would be considered to be in technical covenant default when its EBITDA results are less than the amounts agreed upon with the lender. A violation was experienced with the results of the three-month periods ended September 30, 2009, March 31, 2010, and March 31, 2011. The violations were related to the minimum EBITDA covenant, and were cured, in each case, with a waiver. The Company experienced another violation with the results of the three-month period ended September 30, 2010 related to the minimum cash requirement. This violation was cured with a waiver and the Company cured the violation as of October 31, 2010. Non-compliance with these covenants in the future may result in the inability to obtain a waiver and could cause the lender to require the outstanding balance of the line of credit to become due and payable, provided the Company is unable to cure the covenant violation within a reasonable period.
The maximum amount of the line of credit was increased to $3.5 million on September 30, 2009 in connection with a modification of terms used to calculate the available borrowing amount and a modification of the covenants. The revolving line of credit matured on May 1, 2010. On April 26, 2010, the Company entered into a second amendment to extend the maturity date to July 1, 2010. On June 25, 2010, the Company entered into a third amendment to extend the maturity date to June 25, 2011 under substantially the same terms. On August 9, 2010, the Company entered into a fourth amendment to modify the terms of the EBITDA covenant. On March 23, 2011, the Company entered into a Fifth Amendment in which the Company and its lender agreed to increase the maximum amount available under the revolving line of credit on a seasonal basis from $3.5 million to $4.5 million, effective April 1, 2011.

(8)	Long-Term Debt
Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
	(unaudited)
6.75 - 7.10% Cleveland County Industrial Revenue Bonds secured by real property final payment due December 1, 2024	$3,245,000	$3,245,000
5.75-9.00% Real estate loans secured by real property final payments due September 22, 2015 and August 1, 2028	3,125,709	3,157,455
10.00% Unsecured note payable due to officer, final payment due July 25, 2013	840,747	840,747
5.50% Unsecured note payable, final payment due November 26, 2015	765,079	758,205
8.75% Equipment loan secured by manufacturing equipment final payment due March 3, 2012	422,795	535,470
Various equipment and real estate loans with interest rates from 5.25-9.56% and due dates from 2011-2021	141,767	154,097
Total long-term debt	8,541,097	8,690,974
Less current portion	1,163,035	1,185,034
Net long-term debt	$7,378,062	$7,505,940

The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows:
Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of at least1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. If the debt service coverage ratio reported for each of the previous four quarters is less than 1.50x to 1.00, the Company is required to retain a consultant. The actual debt service coverage ratio as of March 31, 2011 is 1.36x to 1.00.
Current Ratio: The Company is required to maintain a current ratio of 1.10x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of March 31, 2011 is 0.80x to 1.00.
Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of March 31, 2011 is 0.90x to 1.00.
Accounts Payable: The Company agrees that not more than 10 percent of its accounts payable shall be in excess of 75 days past due. The actual percentage as of March 31, 2011 is 0.56 percent.
Accounts Receivable: The Company agrees that not more than 20 percent of accounts receivable will be in excess of 90 days past due. The actual percentage as of March 31, 2011 is 1.31 percent.
The Company is currently in violation of the Debt Service Coverage Ratio and Current Ratio covenants under the terms of its industrial revenue bond agreement. Noncompliance with the current ratio has resulted in an increase in the interest rate on each of the Bonds of 1% until the Company is in compliance with the required ratio.
Annual Debt Service Requirements
The annual principal payment requirements to maturity, for long-term debt at March 31, 2011 are as follows:

Twelve-Month Period Ending March 31,	Long-Term Debt

2012	$1,163,035
2013	756,865
2014	1,619,263
2015	854,011
2016	912,123
Thereafter	3,235,800
Principal outstanding at March 31, 2011	$8,541,097

(9)	Accrued Liabilities
A summary of accrued liabilities follows:

	March 31, 2011	December 31, 2010
	(unaudited)
Rebates and commissions	$609,915	$749,263
Interest expense	96,064	29,067
Compensation	659,688	316,681
Workers’ compensation	335,595	373,830
Promotions and incentives	224,037	373,218
Property taxes	77,877	103,035
Total accrued liabilities	$2,003,176	$1,945,094

(10)	Intangible Assets
The Company holds an intangible asset, a customer list acquired by the Company in the amount of $154,210. As of March 31, 2011 the accumulated amortization expense was $115,681 and the net carrying amounts was $38,529.

(11)	Income Taxes
Income tax expense (benefit) for the three months ended March 31, 2011 and 2010, consist of the following:

	Three months ended March 31,
	2011	2010
	(unaudited)
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	(130,024)	102,817
State	(15,303)	12,101
	(145,327)	114,918
Total income tax expense (benefit)	$(145,327)	$114,918
Deferred tax assets (liabilities) are as follows:

	March 31, 2011	December 31, 2010
	(unaudited)
Net operating loss carryforward	$3,159,971	$3,062,128
Depreciation	(491,485)	(517,197)
Deferred gain on sale of assets	2,572	2,944
Inventory capitalization	165,984	129,312
Reserve for worker compensation expense	127,526	142,055
Allowance for credit losses	29,708	29,708
Work opportunity credit carryforward	37,133	37,132
Oklahoma job and investment credits	1,000,188	1,000,188
Allowance for state job and investment credits	(912,621)	(912,621)
Net deferred tax asset	$3,118,976	$2,973,649
Current portion	$383,897	$369,604
Non-current portion	2,735,079	2,604,045
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
The Company is not currently subject to any specific audit by any federal, state or local taxing authority. The Company is no longer subject to income tax examinations by tax authorities before 2005. There are no tax positions previously taken which could give rise to uncertainty, and therefore there are no calculations or classifications of interest, penalties or effects on income tax rates related to such uncertainties
As of March 31, 2011, the Company has a net operating loss carryforward of $8.2 million representing a tax asset of $3.2 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $1.0 million of which the Company has elected to provide a realizability allowance of $0.9 million resulting in a net carrying amount of $0.1 million. If unused, the credits will commence expiring on December 31, 2021.
Actual income tax expenses differ from “expected” income tax, computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, as follows:

	Three months ended March 31,
	2011 (unaudited)	2010 (unaudited)
Computed “expected” income taxes	$(116,744)	$78,713
State income taxes, net of federal income tax	(13,597)	9,168
Other	(14,986)	27,037
	$(145,327)	$114,918

(12)	Operating Lease

In March 2011, the Company entered into a lease for warehouse space for the purpose of consolidating its existing off-site warehouse facilities.
As of March 31, 2011, the space is undergoing tenant improvement construction which is expect to be completed in the third quarter of 2011. The term of the lease is for ten years, with two, five-year renewal options. Management anticipates that this lease will be initially accounted for as an operating lease.
The minimum rentals due under the lease will depend on the final cost of the tenant improvements however, as of March 31, 2011, management estimates that the annual rental costs during the primary ten-year term of the lease will be $315,000.

(13)	Stock Based Compensation
The Company charged $22,483 against earnings for each of the three month periods ended March 31, 2011 and 2010, respectively, leaving a total of $185,851 of unrecognized expense in connection with the issuance of the stock options as of March 31, 2011.

(14)	Major Customers
The Company has two major customers which comprised 16 percent and 10 percent of its sales for the three-month period ended March 31, 2011. A change in either of these customer relationships could adversely affect our revenue, results of operations and cash flows.

(15)	Commitments and Contingencies
The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at March 31, 2011, which would have a material adverse effect on its consolidated financial position, results of operations or liquidity.

(16)    Note Payable to Related Party
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATONS.
Forward-looking Statements
Certain written and oral statements set forth below or made by the Company with the approval of an authorized executive officer constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “intend,” “anticipate,” “project,” “will” and similar expressions identify forward-looking statements, which convey the uncertainty of future events and generally are not historical in nature. All statements which address operating performance, events or developments that we expect or anticipate will occur in the future, including statements relating to the business, expansion and marketing strategies of the Company, industry projections or forecasts, the impact on our financial statements of inflation, legal action, future debt levels, sufficiency of cash flow from operations and borrowings and statements expressing general optimism about future operating results, are forward-looking statements. Such statements are based upon our management's current estimates, assumptions and expectations, which are based on information available at the time of the disclosure, and are subject to a number of factors and uncertainties, including, but not limited to:
Any of the foregoing factors and uncertainties, as well as others, could cause actual results to differ materially from those described herein. We undertake no obligation to affirm, publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
The following discussion should be read in conjunction with the unaudited consolidated financial statements of the Company and the related notes thereto appearing elsewhere in this report. Our Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2011, includes a more comprehensive discussion and analysis. The following is an update and should be read in conjunction with this more comprehensive discussion included in that Form 10-K.
We are an integrated manufacturer and distributor of value-added, refrigerated foods. We believe that we are uniquely able to distribute fresh-cut produce items along with a full array of value-added refrigerated prepared foods multiple times per week. We sell to both food service and retail sectors. Our products consist of fresh-cut vegetables, fresh-cut fruits, salad kits, prepared salads, dips, spreads, soups, sauces and side dishes.
Our vision is to be the first national food company with regional facilities that will manufacture and market a full array of fresh foods multiple times per week. To our knowledge, there is no one else in the business that can do this. We believe that our variant of fresh prepared foods are convenient, easy to prepare, flavorful, and of the highest quality. Our labels contain short ingredient statements, with a minimum of preservatives.
We have a marquee customer base of food service providers and retailers that are household names. Our business is a recurring revenue model, in which our customers order from us and receive deliveries multiple times per week. Although this is common in the fresh cut produce business, it is uncommon in the prepared salad and soup business. And, combining these orders on one truck for multiple-time-per -week deliveries is even rarer still.
Results of Operations
The following is an overview of our financial condition and results of operations for the first quarter of 2011, compared with the year earlier quarter (dollars in thousands):

	2011	2010
Revenues	$23,579	$21,696
Cost of sales	21,401	18,934
Gross profit	2,178	2,762
Selling, general and administrative expenses	2,314	2,270
Net earnings (loss)	(213)	117
EBITDA	442	1,120
Working capital (deficit)	(3,233)	(4,722)
Capital expenditures	354	516
Gross margin	9.2%	12.7%
Selling price per pound	$1.00	$0.92

First Quarter of 2011
Our revenues increased by 8.7 percent in the first quarter of 2011 compared to the year-earlier quarter, driven primarily by higher average sales prices per pound of product. Our volume - in terms of pounds shipped - was comparable to a year ago however, the product mix changed, particularly within Fresh Cut produce sales, contributing to a higher sales price per pound. The following is a comparison of pounds sold, total sales and prices per pound for the three-month periods ended March 31, 2011 and 2010 (pounds and sales dollars, in millions):

		2011				2010
	Pounds Sold	Sales	Price Per Pound		Pounds Sold	Sales	Price Per Pound
Fresh Cut produce sales	16.4	$16.5	$1.01		16.7	$15.2	$0.91
Prepared Salads sales	5.9	5.3	0.90		5.6	5.0	0.89
Soups and sauces	1.0	1.5	1.43		1.0	1.2	1.20
Total food sales	23.3	23.3	$1.00	1.00	23.3	21.4	$0.92
Other revenue		0.3				0.3
Net sales		$23.6				$21.7
Revenues improved during the first quarter, reversing a moderately negative trend. However, the quarter was also affected by several external factors, including (a) weather-related quality and supply issues in produce, leading to higher costs, lower quality, lower yields and increased plant labor, (b) two major blizzards in the Midwestern United States, and (c) spiking fuel costs.
In January 2011, our industry experienced a significant loss of crop acres and yields due to a fungal disease called Airborne Sclerotinia, which is caused by cold and wet conditions. The fungal disease has had an adverse effect on the quality of Iceberg and romaine lettuce. The loss in crop yields caused significant shortages of product for an extended period of time, resulting in high prices for raw materials. We experienced challenges during the first quarter of 2011 due to the raw material shortages and elevated costs.
In late January and early February, a historic blizzard, shut down the Oklahoma City metropolitan area for three business days, including the company's primary production plant in Moore, Oklahoma, resulting in lost sales and spoiled inventory. One week later, another major snowstorm affected businesses for 2 days. These snowstorms hampered Vaughan's ability to receive raw materials, deploy production labor, and schedule and move transportation equipment.
Fuel costs alone increased by $284,000 in the first quarter of 2011, compared with the year-earlier quarter.
Although we were able to partially mitigate the effects of higher product and transportation costs through pricing adjustments, the net effect of all of these factors was a reduction in gross profit of $585,000 for the quarter.
The increase in our revenues compared to the year-earlier quarter, were driven primarily by enhanced pricing and shifts in product mix from lower margin items to higher margin items. We expect this shift in product mix to continue throughout 2011, as we resume our focus on the top line.
Although our first quarter was not as strong as we would have liked, our operating results were affected by a number of external factors, and we were not always able to adjust our pricing as quickly or as much as we needed to sustain our margins. Transportation costs are a large component of food prices, and although we have some automatic pricing adjustments associated with fuel costs, it does not fully mitigate the effects of sudden spikes. We are now coming into our peak season, and expect to see growth in the top line this year. Providing costs can stabilize, we also expect margins and earnings to return to a more normal range.
First Quarter of 2010
We recorded net income for the first quarter of 2010 of $117,000 or $0.02 per share compared to a net loss of $266,000 or $0.06 per share in the same period of 2009.
Net sales decreased 2.8 percent to $21.7 million in the first quarter of 2010, from $22.3 million in the same period of 2009 due to what management believes to be slower restaurant sales as a result of abnormal winter weather conditions, primarily in the month of January, in the regions in which we serve. Consistent with slower restaurant sales, our product mix shifted in favor of items sold at the retail level.
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
Reconciliation of EBITDA
We present non-GAAP, EBITDA information because we believe this information is useful due to investors. The following table reconciles net loss to EBITDA for the quarters ended March 31, 2011, and 2010 (dollars in thousands):

	2011	2010
Net earnings (loss)	$(213)	$117
Interest expense	223	269
Depreciation and amortization	577	727
Less: amortization of loan origination costs	(22)	(130)
Equity based compensation	22	22
Income tax expense (benefit)	(145)	115
EBITDA	$442	$1,120
Critical Accounting Policies
There have been no changes in our critical accounting policies since the filing of our Form 10-K with the U.S. Securities and Exchange Commission on March 30, 2011.

Liquidity and Capital Resources
Our liquidity position remains adequate for the foreseeable future. On March 23, 2011, we executed an amendment under our loan and security agreement with our primary lender, increasing the maximum amount available under our revolving line of credit on a seasonal basis from $3.5 million to $4.5 million, effective April 1, 2011. Since our revenues have held up nicely, and the revolving line of credit borrowing base is driven by the level of our accounts receivable balances, we have been able to take advantage of the increase in availability under this facility. We did experience a violation of the EBITDA covenant in our revolving loan agreement as of the end of the first quarter of 2011 however, the lender has granted a written waiver of this covenant. The minimum and maximum amounts outstanding on our revolving loan agreement were $2.0 million on January 14, 2011, and $3.5 million on February 22, 2011, respectively. Our cash needs vary with the time of the month and the day of the week, as does our borrowing base. Since all of our cash receipts are swept to pay down the revolving loan agreement each business day, we borrow only the amount needed to fund daily operations. Accordingly, the cash balance on our balance sheet will generally be zero. However, as of March 31, 2011, we had drawn funds on our revolving loan agreement, but delayed the settlement of certain accounts payable items for one day, leaving cash of $0.2 million on the balance sheet.
Our capital expenditures have consisted primarily of maintenance expenditures for plant and equipment and capitalization of certain software costs for internal use, in connection with the continued implementation of our enterprise resource planning (“ERP”) systems. We expect that the implementation of our ERP systems will continue to move to additional phases, and will continue for a period of time, before winding down over the next twelve to eighteen months. Maintenance capital expenditures (“Maintenance Capex”), although highly variable, will run about $250,000 to $500,000 per year. We define Maintenance Capex as money that is required to maintain or replace assets. We do not believe that the concept of Maintenance Capex is subject to precise calculation or definition, but is often a matter of judgment. Accordingly, the amount stated herein is an estimate and will necessarily vary by period.

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
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of March 31, 2011. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2011.

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

Item 1A. Risk Factors
Our Form 10-K filed with the U.S. Securities and Exchange Commission on March 30, 2011, includes a detailed discussion of our risk factors.

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

Dated: May 16, 2011	Vaughan Foods, Inc.

	By:	/s/ Herbert B. Grimes

Herbert B. Grimes
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Dated: May 16, 2011	Vaughan Foods, Inc.

	By:	/s/ Gene P. Jones

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