Form 10-Q
period 2011-06-30
Vaughan Foods, Inc.
filed 2011-08-15
CIK 1376556

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
Number of shares outstanding of the registrant’s common stock, as of August 9, 2011:

Class	Shares Outstanding

Common Stock, $0.001 par value per share	9,408,334

VAUGHAN FOODS, INC.
Form 10-Q
For the Quarterly Period Ended June 30, 2011

PART 1 — FINANCIAL INFORMATION

ITEM 1 — FINANCIAL STATEMENTS.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders
Vaughan Foods, Inc. and Subsidiary
We have reviewed the accompanying consolidated balance sheet of Vaughan Foods, Inc. and subsidiary (the “Company”) as of June 30, 2011, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 2011 and 2010, and the consolidated statements of cash flows for the six-month periods ended June 30, 2011 and 2010, and the consolidated statements of stockholders' equity for the six-month period ended June 30, 2011. These consolidated financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board, the balance sheet of the Company as of December 31, 2010, and the related statement of stockholders' equity for the year ended December 31, 2010, and the related statements of operations and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2011, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2010, and the accompanying statement of stockholders' equity for the year ended December 31, 2010, are fairly stated, in all material respects, in relation to the financial statements from which they have been derived.

Oklahoma City, Oklahoma
August 15, 2011

/s/ Cole & Reed, P.C.
Cole & Reed, P.C.

Vaughan Foods, Inc.
Consolidated Balance Sheets
June 30, 2011 and December 31, 2010

	June 30, 2011	December 31, 2010
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$—	$—
Cash receipts subject to account control agreement	712,217	533,541
Accounts receivable, net of allowance for credit losses of $53,852 at June 30, 2011 and $78,180 at December 31, 2010	8,421,813	6,088,245
Inventories	4,071,541	3,104,976
Prepaid expenses and other assets	613,366	246,001
Deferred tax assets	433,703	369,604
Total current assets	14,252,640	10,342,367
Restricted assets:
Cash	528,400	937,336
Investments	770,397	557,566
Total restricted assets	1,298,797	1,494,902
Property and equipment, net	13,977,676	14,576,322
Other assets:
Loan origination fees, net of amortization	283,580	286,767
Intangible assets	30,817	46,241
Deferred tax assets, noncurrent	3,021,902	2,604,045
Total other assets	3,336,299	2,937,053
Total assets	$32,865,412	$29,350,644
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,288,597	$6,980,713
Disbursements in transit	1,958,501	729,300
Line of credit	3,406,456	2,688,302
Note payable to related party	28,312	29,724
Accrued liabilities	2,152,704	1,945,094
Current portion of long-term debt	1,019,055	1,155,310
Total current liabilities	17,853,625	13,528,443
Long term liabilities:
Long-term debt, net of current portion	6,491,047	6,694,917
Note payable to related party, net of current portion	757,576	811,023
Deferred gain on sale of assets	5,800	7,747
Total long-term liabilities	7,254,423	7,513,687
Stockholders’ equity:
Common stock, $0.001 par value; authorized 50,000,000 shares; 9,380,577 shares issued and outstanding at June 30, 2011 and December 31, 2010	9,381	9,381
Preferred stock, $0.001 par value; authorized 5,000,000 shares; 0 shares issued and outstanding at June 30, 2011 and December 31, 2010	—	—
Paid in Capital	14,570,145	14,525,179
Retained Earnings (deficit)	(6,822,162)	(6,226,046)
Total stockholders’ equity	7,757,364	8,308,514
Total liabilities and stockholders’ equity	$32,865,412	$29,350,644

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Operations
For the Three Month and Six Month Periods Ended June 30, 2011 and 2010

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(unaudited)
Net sales	$28,207,091	$26,225,764	$51,786,084	$47,921,629
Cost of sales	26,371,376	23,476,533	47,776,477	42,410,244
Gross profit	1,835,715	2,749,231	4,009,607	5,511,385
Selling, general and administrative expenses	2,328,127	2,127,186	4,638,204	4,397,614
Operating income (loss)	(492,412)	622,045	(628,597)	1,113,771
Interest expense	(228,008)	(207,488)	(451,422)	(476,670)
Gain (loss) on sale of asset	968	11,724	1,947	20,689
Other income and expense, net	(227,040)	(195,764)	(449,475)	(455,981)
Net income (loss) before income taxes	(719,452)	426,281	(1,078,072)	657,790
Income tax expense (benefit)	(336,629)	166,107	(481,956)	281,025
Net income (loss)	$(382,823)	$260,174	$(596,116)	$376,765
Weighted average shares outstanding
Basic	9,380,577	9,380,577	9,380,577	7,961,212
Diluted	9,396,320	9,384,660	9,403,354	7,962,165
Net income (loss) per share
Basic	$(0.04)	$0.03	$(0.06)	$0.05
Diluted	$(0.04)	$0.03	$(0.06)	$0.05

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Consolidated Statements of Stockholders’ Equity
For the Year Ended December 31, 2010 and the Six Month Period Ended June 30, 2011

	Common Stock
	Shares issued	Amount	Paid in Capital	Retained Earnings (Deficit)	Total Stockholders’ Equity
Balance at January 1, 2010	4,623,077	$4,623	$12,734,115	$(5,864,161)	$6,874,577
Stock-based compensation expense	—	—	89,934	—	89,934
Issuance of common stock and warrants in connection with private placement transaction	4,757,500	4,758	1,701,130	—	1,705,888
Net (loss)	—	—	—	(361,885)	(361,885)
Balance at December 31, 2010	9,380,577	$9,381	$14,525,179	$(6,226,046)	$8,308,514
Stock-based compensation expense (unaudited)	—	—	44,966	—	44,966
Net (loss) (unaudited)	—	—	—	(596,116)	(596,116)
Balance at June 30, 2011 (unaudited)	9,380,577	$9,381	$14,570,145	$(6,822,162)	$7,757,364

The accompanying notes are an integral part of these consolidated financial statements.

Vaughan Foods, Inc.
Unaudited Consolidated Statements of Cash Flows
For the Six Month Periods Ended June 30, 2011 and 2010

	Six Months Ended June 30,
	2011	2010
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(596,116)	$376,765
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,065,021	1,339,256
Provision for credit losses	(24,328)	(50,000)
(Gain) on sale of assets	(1,947)	(20,689)
Stock option expense	44,966	44,967
Deferred income taxes	(481,956)	281,025
Changes in operating assets and liabilities:
Accounts receivable	(2,309,240)	(1,333,681)
Inventories	(966,565)	238,213
Prepaid expenses and other assets	(367,365)	(38,990)
Accounts payable	2,307,884	(34,216)
Disbursements in transit	1,229,201	(520,612)
Accrued liabilities	207,610	269,498
Net cash provided by operating activities	107,165	551,536
Cash flows from investing activities:
Purchases of property and equipment	(407,764)	(712,526)
Proceeds from sales of assets	—	19,750
Distribution of insurance proceeds from restricted assets	408,936	—
Investments in restricted assets	(212,831)	(216,166)
Net cash (used by) investing activities	(211,659)	(908,942)
Cash flows from financing activities:
Proceeds from stock issue	—	1,705,888
Payment of loan origination fees	(40,000)	(58,333)
Net borrowings (repayments) on line of credit	718,154	(450,456)
Net proceeds from funds subject to account control agreement	(178,676)	(447,598)
Repayment of long-term debt and capital leases	(394,984)	(397,387)
Other, net	—	5,292
Net cash provided by financing activities	104,494	357,406
Net increase (decrease) in cash and cash equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and cash equivalents at end of period	$—	$—
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest paid, net of capitalized interest	$409,953	$328,194
Issuance of warrants to placement agent in connection with private placement transaction	—	219,661

The accompanying notes are an integral part of these consolidated financial statements

Vaughan Foods, Inc.
Notes to Unaudited Consolidated Financial Statements
June 30, 2011 and 2010

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
As of June 30, 2011, the Company has Class A and Class B warrants outstanding resulting from its initial public offering. The Class A and Class B warrants entitle the holder to buy one common share at $9.75 and $13.00, respectively. The Company may redeem some or all of the warrants at a price of $0.25 per warrant, on 30 days notice to the holders. The Company may redeem the Class B warrants only if its gross revenue, for any period of twelve months preceding a 30 day notice to the holders, is equal to or greater than $100 million. The exercise price of both classes of warrants exceeds the Company’s stock price, therefore the Company has not included these warrants as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.
On various dates, the Company granted stock options to certain employees, members of the board of directors and certain consultants to the Company, vesting over four years. The exercise price of the options is equal to the Company's stock price on the date of issuance. In some instances the exercise price of the options exceeds the Company's stock price, therefore the Company has not included these options as shares in diluted earnings per share because the effects of inclusion would be anti-dilutive.

Option Grant Date	Number of Options Issued and Outstanding at June 30, 2011	Antidilutive	Dilutive
November 26, 2008	470,000	470,000	—
March 12, 2009	14,120	14,120	—
November 11, 2010	90,000	90,000	—
June 21, 2011	329,000	174,000	155,000
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
On June 21, 2011, the Company granted 112,000 warrants to purchase common stock to certain consultants of the Company. The exercise price of the warrants were $0.38 per share, which is less than the Company's average stock price, therefore the Company has included these options associated with the warrants in diluted earnings per share because the effects of inclusion are dilutive.

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
The Company’s investments primarily consist of money market mutual funds. These investments are classified as available for sale and are reported at fair value, which was determined using quoted market prices in active markets for identical assets. Any related unrealized gains and losses are excluded from earnings and reported net of income tax as a separate component of stockholders’ equity until realized. There were no unrealized gains or losses for the three month periods ended June 30, 2011 and 2010. Realized gains and losses on sales of securities are based on the specific identification method. Declines in the fair value of investment securities below their carrying value that are other than temporary are recognized in earnings.

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
The Company's liquidity position remains adequate for the foreseeable future. On March 23, 2011, the Company executed an amendment under its loan and security agreement with its primary lender, increasing the maximum amount available under its revolving line of credit on a seasonal basis from $3.5 million to $4.5 million, effective April 1, 2011. Since the Company's revenues have held up nicely, and the revolving line of credit borrowing base is driven by the level of its accounts receivable balances, the Company has been able to take advantage of the increase in availability under this facility. The Company experienced violations of the EBITDA covenant in its revolving loan agreement as of the end of the first quarter of 2011, and again as of the end of the second quarter of 2011, however, the lender has granted written waivers of these covenant violations. The minimum and maximum amounts outstanding on the revolving loan agreement were $1.9 million on April 27, 2011, and $4.3 million on June 23, 2011, respectively. The Company's cash needs vary with the time of the month and the day of the week, as does its borrowing base. Since all of the Company's cash receipts are swept to pay down the revolving loan agreement each business day, it borrows only the amount needed to fund daily operations. Accordingly, the cash balance on our balance sheet will generally be zero.
The Company's capital expenditures have consisted primarily of maintenance expenditures for plant and equipment and capitalization of certain software costs for internal use, in connection with the continued implementation of our enterprise resource planning (“ERP”) systems. Management expects that the implementation of its ERP systems will continue to move to additional phases, and will continue for a period of time, before winding down over the next twelve to eighteen months. Maintenance capital expenditures (“Maintenance Capex”), although highly variable, will run about $250,000 to $500,000 per year. Management defines Maintenance Capex as money that is required to maintain or replace assets. Management does not believe that the concept of Maintenance Capex is subject to precise calculation or definition, but is often a matter of judgment. Accordingly, the amount stated herein is an estimate and will necessarily vary by period.

As more fully described in Note 16, on July 6, 2011, the Company entered into an Agreement and Plan of Merger pursuant to which the Company would be acquired by and be merged into Reser's Fine Foods, Inc. for $18.25 million in cash through a merger transaction. After the transaction is consummated, the Company's shares will no longer be publicly traded.

(4)	Inventories
A summary of inventories follows:

	June 30, 2011	December 31, 2010
	(unaudited)
Raw materials and supplies	$2,950,401	$2,440,989
Work-in-process	467,401	245,955
Finished goods	642,674	524,185
Deferred production costs	117,218	—
Total	4,177,694	3,211,129
Allowance for obsolete inventory	(106,153)	(106,153)
Total inventory, net of allowance for obsolete inventory	$4,071,541	$3,104,976

(5)	Restricted Assets
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

	June 30, 2011	December 31, 2010
	(unaudited)
Debt reserve account	$500,000	$500,000
Interest fund account	22,480	22,147
Principal fund account	247,917	35,419
Insurance proceeds on deposit	400	409,336
Deposits related to letters of credit	528,000	528,000
Total restricted assets	$1,298,797	$1,494,902

(6)	Property and Equipment
Property and equipment, at cost, consists of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
Land	$238,162	$238,162
Plant and improvements	11,862,036	11,266,946
Machinery and equipment	9,615,956	9,589,084
Transportation equipment	461,595	461,595
Software and office equipment	2,517,896	2,058,635
Software development	136,000	459,261
Construction in progress	46,460	396,659
	24,878,105	24,470,342
Less accumulated depreciation	(10,900,429)	(9,894,020)
Property and equipment, net	$13,977,676	$14,576,322

During the three months ended June 30, 2011 and 2010, depreciation expense was $482,986 and $585,889, respectively. During the six months ended June 30, 2011 and 2010, depreciation expense was $1,006,410 and $1,174,430, respectively.

(7)	Line of Credit
On March 18, 2009, the Company closed on an asset-based line of credit of up to $3.0 million, secured by accounts receivable and inventories (the “revolving line of credit”). The revolving line of credit bears interest, floating at the Wall Street Journal Prime Rate plus 4.5 percent, and is subject to certain financial covenants, including minimum cash position and EBITDA, measured on a monthly and quarterly basis, respectively, which the Company was in compliance with as of December 31, 2010. The Company would be considered to be in technical covenant default when its EBITDA results are less than the amounts agreed upon with the lender. A violation was experienced with the results of the three-month periods ended September 30, 2009, March 31, 2010, March 31, 2011, and June 30, 2011. The violations were related to the minimum EBITDA covenant, and were cured, in each case, with a waiver. The Company experienced another violation with the results of the three-month period ended September 30, 2010 related to the minimum cash requirement. This violation was cured with a waiver and the Company cured the violation as of October 31, 2010. Non-compliance with these covenants in the future may result in the inability to obtain a waiver and could cause the lender to require the outstanding balance of the line of credit to become due and payable, provided the Company is unable to cure the covenant violation within a reasonable period.
The maximum amount of the line of credit was increased to $3.5 million on September 30, 2009 in connection with a modification of terms used to calculate the available borrowing amount and a modification of the covenants. The revolving line of credit matured on May 1, 2010. On April 26, 2010, the Company entered into a second amendment to extend the maturity date to July 1, 2010. On June 25, 2010, the Company entered into a third amendment to extend the maturity date to June 25, 2011 under substantially the same terms. On August 9, 2010, the Company entered into a fourth amendment to modify the terms of the EBITDA covenant. On March 23, 2011, the Company entered into a fifth amendment in which the Company and its lender agreed to increase the maximum amount available under the revolving line of credit on a seasonal basis from $3.5 million to $4.5 million, effective April 1, 2011. On June 29, 2011, the Company entered into a sixth amendment to extend the maturity date to June 30, 2013.

(8)	Long-Term Debt
Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
	(unaudited)
6.75 - 7.10% Cleveland County Industrial Revenue Bonds secured by real property final payment due December 1, 2024	$3,245,000	$3,245,000
5.75-9.00% Real estate loans secured by real property final payments due September 22, 2015 and August 1, 2028	3,093,877	3,157,455
10.00% Unsecured note payable due to officer, final payment due July 25, 2013	785,888	840,747
5.50% Unsecured note payable, final payment due November 26, 2015	729,067	758,205
8.75% Equipment loan secured by manufacturing equipment final payment due March 3, 2012	303,333	535,470
Various equipment and real estate loans with interest rates from 8.99-9.56% and due dates from 2016-2021	138,825	154,097
Total long-term debt	8,295,990	8,690,974
Less current portion	1,047,367	1,185,034
Net long-term debt	$7,248,623	$7,505,940
The Industrial Development Revenue Bonds issued by Cleveland County Industrial Authority contain certain financial covenants as follows:
Debt Service Coverage Ratio: The Company is required to maintain a debt service coverage ratio of at least1.50x to 1.00. The ratio will be reported to the Trustee and notice given to Beneficial Owners quarterly for each of the previous four quarters. If the debt service coverage ratio reported for each of the previous four quarters is less than 1.50x to 1.00, the Company is required to retain a consultant. The actual debt service coverage ratio as of June 30, 2011 is 0.55x to 1.00.
Current Ratio: The Company is required to maintain a current ratio of 1.10x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual current ratio as of June 30, 2011 is 0.81x to 1.00.
Debt to Equity Ratio: The Company is required to maintain a debt to equity ratio of not more than 4.00x to 1.00 calculated as of the last day of each calendar quarter beginning after January 1, 2006. The actual debt to equity ratio as of June 30, 2011 is 0.94x to 1.00.
Accounts Payable: The Company agrees that not more than 10 percent of its accounts payable shall be in excess of 75 days past due. The actual percentage as of June 30, 2011 is 1.98 percent.
Accounts Receivable: The Company agrees that not more than 20 percent of accounts receivable will be in excess of 90 days past due. The actual percentage as of June 30, 2011 is 0.06 percent.
The Company is currently in violation of the Debt Service Coverage Ratio and Current Ratio covenants under the terms of its industrial revenue bond agreement. Noncompliance with the current ratio has resulted in an increase in the interest rate on each of the Bonds of 1% until the Company is in compliance with the required ratio.

Annual Debt Service Requirements
The annual principal payment requirements to maturity, for long-term debt at June 30, 2011 are as follows:

Twelve-Month Period Ending June 30	Long-Term Debt

2012	$1,047,367
2013	765,015
2014	1,565,110
2015	858,774
2016	416,769
Thereafter	3,642,955
Principal outstanding at June 30, 2011	$8,295,990

(9)	Accrued Liabilities
A summary of accrued liabilities follows:

	June 30, 2011	December 31, 2010
	(unaudited)
Rebates and commissions	$772,218	$749,263
Interest expense	27,349	29,067
Compensation	666,771	316,681
Workers’ compensation	435,200	373,830
Promotions and incentives	192,080	373,218
Property taxes	59,086	103,035
Total accrued liabilities	$2,152,704	$1,945,094

(10)	Intangible Assets
The Company holds an intangible asset, a customer list acquired by the Company in the amount of $154,210. As of June 30, 2011 the accumulated amortization expense was $123,393 and the net carrying amounts was $30,817.

(11)	Income Taxes
Income tax expense (benefit) for the three month and six month periods ended June 30, 2011 and 2010, consist of the following (unaudited):

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Current:
Federal	$—	$—	$—	$—
State	—	—	—	—
	—	—	—	—
Deferred:
Federal	(301,182)	148,616	(431,206)	251,433
State	(35,447)	17,491	(50,750)	29,592
	(336,629)	166,107	(481,956)	281,025
Total income tax expense (benefit)	$(336,629)	$166,107	$(481,956)	$281,025
Deferred tax assets (liabilities) are as follows:

	June 30, 2011	December 31, 2010
	(unaudited)
Net operating loss carryforward	$3,491,772	$3,062,128
Depreciation	(543,948)	(517,197)
Deferred gain on sale of assets	2,204	2,944
Inventory capitalization	195,038	129,312
Reserve for worker compensation expense	165,376	142,055
Allowance for credit losses	20,464	29,708
Work opportunity credit carryforward	37,132	37,132
Oklahoma job and investment credits	1,000,188	1,000,188
Allowance for state job and investment credits	(912,621)	(912,621)
Net deferred tax asset	$3,455,605	$2,973,649
Current portion	$433,703	$369,604
Non-current portion	3,021,902	2,604,045
	$3,455,605	$2,973,649
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
The Company is not currently subject to any specific audit by any federal, state or local taxing authority. The Company is no longer subject to income tax examinations by tax authorities before 2005. There are no tax positions previously taken which could give rise to uncertainty, and therefore there are no calculations or classifications of interest, penalties or effects on income tax rates related to such uncertainties
As of June 30, 2011, the Company has a net operating loss carryforward of $9.1 million representing a tax asset of $3.5 million which, if unused, will commence expiring in 2023 and state new jobs/investment credit carryforwards totaling $1.0 million of which the Company has elected to provide a realizability allowance of $0.9 million resulting in a net carrying amount of $0.1 million. If unused, the credits will commence expiring on December

31, 2021.
Actual income tax expenses differ from “expected” income tax expenses, computed by applying the U.S. Federal corporate tax rate of 34 percent to earnings from operations before income taxes, for the three month and six month periods ended June 30, 2011 and 2010, as follows (unaudited):

	Three months ended June 30		Six months ended June 30
	2011	2010	2011	2010
Computed “expected” income taxes	$(301,182)	$148,616	$(431,206)	$251,433
State income taxes, net of federal income tax	(35,447)	17,491	(50,750)	29,592
	$(336,629)	$166,107	$(481,956)	$281,025

(12)	Stock Based Compensation
The Company charged $22,483 against earnings for each of the three month periods ended June 30, 2011 and 2010, respectively. The Company charged $44,966 and $44,967 against earnings during the six months ended June 30, 2011 and 2010, respectively, leaving a total of $163,368 of unrecognized expense in connection with the issuance of the stock options as of June 30, 2011.

(13)	Major Customers
The Company has two major customers which comprised 17 percent and 10 percent of its sales for the six month period ended June 30, 2011. A change in either of these customer relationships could adversely affect our revenue, results of operations and cash flows.

(14)	Commitments and Contingencies
The Company and its subsidiaries are subject to legal proceedings and claims which arise in the ordinary course of business. Although occasional adverse decisions or settlements may occur, the Company is not aware of any proceeding at June 30, 2011, which would have a material adverse effect on its consolidated financial position, results of operations or liquidity.
(15)    Note Payable to Related Party
The Company has a note payable to Herbert B. Grimes, its current chief executive officer, in the amount of $785,888 due on July 5, 2013 with interest rate of 10 percent per annum. The Company is making weekly payments to Mr. Grimes in the amount of $1,500 and made additional payments of $35,000 on April 8, 2011, $25,000 on May 27, 2011, $8,750 on July 7, 2011, and August 4, 2011, The Company has scheduled an additional payment of $8,750 on September 8, 2011. Mr. Grimes has agreed that repayment of the note is subject to the Company's ability to pay as measured by its liquidity position, projected cash flows and EBITDA.
Under the terms of the Agreement and Plan of Merger, more fully described in Note 16, within 30 days following the closing of the acquisition of the Company by Reser's Fine Foods, the note to Mr. Grimes will be repaid in full.
(16)    Subsequent Events
On July 6, 2011, the Company entered into an Agreement and Plan of Merger with Reser's Fine Foods, Inc. (“Reser's”) pursuant to which the Company will be acquired by Reser's in a merger transaction. As a result, the Company will become a wholly owned subsidiary of Reser's and shares of the Company's common stock will cease trading. The aggregate consideration to be paid by Reser's is $18.25 million in cash or approximately $1.58 for each outstanding share of the Company's common stock. The closing sale price of a share of the Company's common stock on July 5, 2011, the day before the Merger was announced, was $0.40.
The transaction is subject to various conditions, including approval by Company stockholders owning more than 50 percent of the outstanding shares of common stock. The Company filed definitive proxy materials with the SEC on August 10, 2011, with respect to a special meeting of its stockholders on September 15, 2011, at which meeting the stockholders will vote on a proposal to approve, adopt and ratify the Agreement and Plan of Merger.
On August 10, 2011, the Company was notified of a lawsuit by a person alleging to be a shareholder of the

Company, individually and on behalf of all others similarly situated, against the Company, Reser's, and each of the directors of the Company, alleging that the directors breached their fiduciary duties in entering into the merger agreement with Reser's and inadequate or misleading disclosures in the Company's proxy materials regarding the special meeting. The plaintiff seeks a declaration that the lawsuit be certified as a class action, that he be declared the class representative, that the merger be preliminarily or permanently enjoined or that in the event it is consummated prior to entry of final judgment, rescission of the transaction or an awarding of recessionary damages, an accounting by the defendants of all damages caused by them and profits and benefits obtained by them as a result of the breach of their fiduciary duties and costs. The Company believes the lawsuit is without merit and intends to defend itself and its directors vigorously.

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
Overview
On July 6, 2011, we entered into an Agreement and Plan of Merger with Reser's Fine Foods, Inc. (“Reser's”), pursuant to which Reser's will acquire us in a merger transaction. As a result, we will be a wholly owned subsidiary of Reser's and shares of our common stock will cease trading. The aggregate consideration to be paid by Reser's is $18.25 million in cash or approximately $1.58 for each outstanding share of our common stock. The closing sale price of a share of our common stock on July 5, 2011, the day before the Merger was announced, was $0.40.
The transaction is subject to various conditions, including approval by stockholders owning more than 50 percent of the outstanding shares of our common stock. We filed definitive proxy materials with the SEC on August 10, 2011 with respect to a special meeting of stockholders on September 15, 2011, at which meeting the stockholders will vote on a proposal to approve, adopt and ratify the agreement with Reser's.
Results of Operations
The following is an overview of our financial condition and results of operations for the second quarter and year-to-date periods of 2011, compared with the same prior year periods (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Revenues	$28,207	$26,226	$54,786	$47,922
Cost of sales	26,371	23,477	47,776	42,410
Gross profit	1,836	2,749	4,010	5,512
Selling, general and administrative expenses	2,328	2,127	4,638	4,398
Net earnings (loss)	(383)	260	(596)	377
EBITDA	13	1,250	440	2,370
Working capital (deficit)	(3,601)	(4,051)	(3,601)	(4,051)
Capital expenditures	78	283	432	799
Gross margin	6.5%	10.5%	7.7%	11.5%
Selling price per pound	$0.98	$0.97	$0.99	$0.95
Second Quarter and Year-to-Date Operating Results in 2011
Our food revenues increased by 7.5 percent, and 7.7 percent in the second quarter and year-to-date periods of 2011, respectively compared to the year-earlier periods, driven by both higher physical volume and higher average sales prices per pound of product.
Our volume - in terms of pounds shipped - was higher by 6.1 percent and 3.7 percent in the second quarter and year-to-date periods of 2011, respectively compared to the year-earlier periods. Volume in our prepared salads operation was up by 10.7 percent and 8.4 percent, respectively over the year-earlier periods.
The following tables show comparisons of pounds sold, total sales and prices per pound for the three-month periods and six month periods ended June 30, 2011 and 2010 (pounds and sales dollars, in millions):

	Three Month Period Ended June 30
		2011				2010
	Pounds Sold	Sales	Price Per Pound		Pounds Sold	Sales	Price Per Pound
Fresh Cut produce sales	17.9	$17.7	$0.99		17.5	$16.9	$0.97
Prepared Salads sales	9.6	9.0	0.93		8.7	8.0	0.92
Soups and sauces	1.0	1.2	1.16		0.7	1.1	1.57
Total food sales	28.5	27.9	$0.98	1.00	26.9	26.0	$0.97
Other revenue		0.3				0.2
Net sales		$28.2				$26.2

	Six Month Period Ended June 30
		2011				2010
	Pounds Sold	Sales	Price Per Pound		Pounds Sold	Sales	Price Per Pound
Fresh Cut produce sales	34.3	$34.2	$1.00		34.2	$32.1	$0.94
Prepared Salads sales	15.5	14.3	0.92		14.3	13.0	0.91
Soups and sauces	2.0	2.6	1.30		1.5	2.3	1.53
Total food sales	51.8	51.1	$0.99	1.00	50.0	47.4	$0.95
Other revenue		0.7				0.5
Net sales		$51.8				$47.9

Revenues improved during the first and second quarters of 2011, reversing a moderately negative trend in 2010. However, the first quarter of 2011 was affected by several external factors, including (a) weather-related quality and supply issues in produce, leading to higher costs, lower quality, lower yields and increased plant labor, (b) two major blizzards in the Midwestern United States, and (c) spiking fuel costs. However, pounds of product sold and sales per pound continued to improve at an accelerating rate in the second quarter of 2011, attributable to additional sales to existing customers and new customers.
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
Although our second quarter and year-to-date financial results show good top line growth, earnings were weak due to several factors, including, among other things, continued development of legacy self-insured workers compensation claims that were incurred prior to the placement of a fully-insured workers compensation program on February 1, 2011, and inadequate pricing in some instances to fully absorb increases of the cost of ingredients, packaging and transportation.
Reconciliation of EBITDA
We present non-GAAP, EBITDA information because we believe this information is useful due to investors. The following table reconciles net loss to EBITDA for the quarters and six month periods ended June 30, 2011, and 2010 (dollars in thousands):

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Net earnings (loss)	$(383)	$260	$(596)	$377
Interest expense	228	207	451	477
Depreciation and amortization	504	613	1,065	1,339
Less: amortization of loan origination costs	(21)	(19)	(43)	(165)
Equity based compensation	22	22	45	45
Income tax expense (benefit)	(337)	166	(482)	281
EBITDA	$13	$1,249	$440	$2,354
Critical Accounting Policies
There have been no changes in our critical accounting policies since the filing of our Form 10-K with the U.S. Securities and Exchange Commission on March 30, 2011.
Liquidity and Capital Resources
Our liquidity position remains adequate for the foreseeable future. On March 23, 2011, we executed an amendment under our loan and security agreement with our primary lender, increasing the maximum amount available under our revolving line of credit on a seasonal basis from $3.5 million to $4.5 million, effective April 1, 2011. Since our revenues have held up nicely, and the revolving line of credit borrowing base is driven by the level of our accounts receivable balances, we have been able to take advantage of the increase in availability under this facility. We did experience a violation of the EBITDA covenant in our revolving loan agreement as of the end of the first quarter of 2011, and again as of the end of the second quarter of 2011, however, the lender has granted written waivers of this covenant. The minimum and maximum amounts outstanding on our revolving loan agreement were $1.9 million on April 27, 2011, and $4.3 million on June 23, 2011, respectively. Our cash needs vary with the time of the month and the day of the week, as does our borrowing base. Since all of our cash receipts are swept to pay down the revolving loan agreement each business day, we borrow only the amount needed to fund daily operations. Accordingly, the cash balance on our balance sheet will generally be zero.
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
As more fully described in Note 16 to the Consolidated Financial Statements, on July 6, 2011, we announced that we had entered into an agreement for the Company to be acquired by and be merged into Reser's Fine Foods, Inc. for $18.25 million in cash. After the merger, the Company's shares will no longer be publicly traded. Management believes that Reser's has substantially greater liquidity and capital resources than the Company, and that the Company's liquidity position will be adequate until at least the time of the merger.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a smaller reporting company we are not required to provide the information required by this Item.
ITEM 4. CONTROLS AND PROCEDURES.

(a)	Evaluation of disclosure controls and procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934, as amended ("Exchange Act") (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management.
Management of the Company, including the Chief Executive Officer and the Chief Financial Officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2011.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings
On August 10, 2011, we received notice of a lawsuit being brought by a person alleging to be a Vaughan shareholder, individually and on behalf of all others similarly situated, against us, Reser's, and each of our directors, alleging that the directors breached their fiduciary duties in entering into the agreement, with Reser's and inadequate or misleading disclosures in our proxy materials regarding the special meeting. The plaintiff seeks a declaration that the lawsuit be certified as a class action, that he be declared the class representative, that the transaction be preliminarily or permanently enjoined or that in the event it is consummated prior to entry of final judgment, rescission of the transaction or an awarding of recessionary damages, an accounting by the defendants of all damages caused by them and profits and benefits obtained by them as a result of the breach of their fiduciary duties and costs. We believe that the lawsuit is without merit and intend to mount a vigorous defense for us and our directors.
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

Dated: August 15, 2011	Vaughan Foods, Inc.

	By:	/s/ Herbert B. Grimes

Herbert B. Grimes
Chairman of the Board of Directors and Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2011	Vaughan Foods, Inc.

	By:	/s/ Gene P. Jones

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